Form 10-Q
period 2022-06-30
Redwoods Acquisition Corp.
filed 2022-08-15
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 14,905,000 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash	$447,382	$4,952
Prepaid expenses	218,173	—
Total Current Assets	665,555	4,952
Investments held in Trust Account	116,296,397	—
Total Assets	$116,961,952	$4,952

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$30,000	$—
Franchise tax payable	39,300	—
Due to related party	—	8,511
Total current liabilities	69,300	8,511

Warrant liability	710,200	—
Deferred underwriting fee payable	4,312,500	—
Total liabilities	5,092,000	8,511

Commitments and Contingencies

Common stock subject to possible redemption, 11,500,000 shares at conversion value of $10.10 per share	116,150,000	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	340	—
Additional paid-in capital	—	—
Accumulated deficit	(4,280,388)	(3,559)
Total stockholders’ deficit	(4,280,048)	(3,559)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$116,961,952	$4,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,	For the period from March 16, 2021 (inception) through June 30,
	2022	2021	2022	2021

General and administrative expenses	$193,440	$—	$198,450	$3,511
Franchise tax expenses	39,300	—	39,300	—
Loss from operations	(232,740)		(237,750)	(3,511)

Interest earned on investment held in Trust Account	146,397	—	146,397	—
Change in fair value of warrant liabilities	(122,483)	—	(122,483)	—
Loss before income taxes	(208,826)		(213,836)	(3,511)

Income taxes provision	—	—	—	—
Net loss	$(208,826)	$—	$(213,836)	$(3,511)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,066,667	—	5,533,333	—

Basic and diluted net income per share, redeemable common stock	$0.55	—	1.70	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,385,583	—	3,082,375	—

Basic and diluted net loss per share, non-redeemable common stock	$(1.86)	$—	$(3.13)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

Six Months Ended June 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	$—	25,000

Net loss	—	—	—	(5,010)	(5,010)

Balance as of March 31, 2022	2,875,000	287	24,713	(8,569)	16,431

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(96,337,784)	—	(96,338,934)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(22,649,478)	(4,062,993)	(26,712,471)

Net loss	—	—	—	(208,826)	(208,826)

Balance as of June 30, 2022	3,405,000	$340	$—	$(4,280,388)	$(4,280,048)

For the period from March 16, 2021 (inception) through June 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 16, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,511)	(3,511)
Balance as of June 30, 2021	—	$—	$—	$(3,511)	$(3,511)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2022	For the period from March 16, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(213,836)	$(3,511)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(146,397)	—
Change in fair value of warrant liabilities	122,483	—
Prepaid expenses	(218,173)	—
Accrued expenses	30,000	—
Franchise tax payable	39,300
Formation costs paid by related party	—	3,511
Net cash used in operating activities	(386,623)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in financing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	25,000	—
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,300,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of promissory note to related party	200,000
Repayment of promissory note to related party	(200,000)	—
Repayment of advance from related party	(8,511)	—
Payment of underwriters’ commissions	(2,875,000)	—
Payment of deferred offering costs	(462,536)	—
Net cash provided by financing activities	116,979,053	—

Net change in cash	442,430	—
Cash, beginning of the period	4,952	—
Cash, end of the period	$447,382	$—
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$96,338,934	$—
Initial recognition of warrant liabilities	$587,717	$—
Deferred underwriting fee payable	$4,312,500	$—
Allocation of offering costs to common stock subject to redemption	$6,901,405	$—
Accretion of Common stock to redemption value	$26,712,471	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Redwoods Capital LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on March 30, 2022. On April 4, 2022, the Company consummated the IPO of 10,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor and Chardan Capital Markets LLC (“Chardan”), in a private placement, 377,500 units and 100,000 units, respectively, at $10.00 per unit (the “Private Units”), generating total gross proceeds of $4,775,000, which is described in Note 5.

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 7, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional aggregate of 52,500 Private Units with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $525,000.

Transaction costs amounted to $8,365,339, consisting $2,875,000 of underwriting fees, $4,312,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $1,177,839 of other offering costs.

Upon the closing of the IPO and the sale of Private Units on April 4, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 7, 2022, a total of $116,150,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

JUNE 30, 2022

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

The Company will have until 12 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per Public Share or an aggregate of $2,300,000), on or prior to the date of the applicable deadline.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Initial Stockholders and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares, as applicable, if the Company fails to complete a Business Combination within the Combination Period. However, if any Initial Stockholder or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $447,382 and a working capital of $596,255.

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the insider shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $200,000 (see Note 6). Subsequent to the closing of the IPO, the Company’s liquidity has been satisfied through the net proceeds of $1,215,100 from the consummation of the IPO (including the over-allotment option) and the private placements held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Initial Shareholders or their affiliates may, but are not obligated to, provide the Company working capital loans (see Note 6). As of June 30, 2022, there were no amounts outstanding under any working capital loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $447,382 in cash and did not have any cash equivalents as of June 30, 2022.

Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $8,365,339 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2022.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Net Loss	$(208,826)	$(213,836)
Accretion of common stock to redemption value	(26,712,471)	(26,712,471)
Net loss including accretion of common stock to redemption value	$(26,921,297)	$(26,926,307)

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(20,614,715)	$(6,306,582)	$—	$—
Accretion of ordinary shares subject to possible redemption to redemption value	26,712,471	—	—	—
Allocation of net income (loss)	$6,097,756	$(6,306,582)	$—	$—

Denominator:
Basic and diluted weighted average shares outstanding	11,066,667	3,385,583	—	—
Basic and diluted net loss per ordinary share	$0.55	$(1.86)	$—	$—

			For the
			Period from
			March 16,
			2021
			(Inception)
	Six Months Ended		through
	June 30, 2022		June 30, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(17,293,091)	$(9,633,216)	$—	$(3,511)
Accretion of ordinary shares subject to possible redemption to redemption value	26,712,471	—	—	—
Allocation of net income (loss)	$9,419,380	$(9,633,216)	$—	$(3,511)

Denominator:
Basic and diluted weighted average shares outstanding	5,533,333	3,082,375	—	—
Basic and diluted net loss per ordinary share	$1.70	(3.13)	$—	$—

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and December 31, 2021, approximately $116 million and $Nil, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has elected to account for its Public Warrants as equity and the Private Warrants as liabilities.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Cash and Investment Held in Trust Account

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $ 116,296,397 cash and U.S. Treasury securities. The Company did not have a Trust Account at December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$116,296,397	$116,296,397	—	—

Note 4 — Initial Public Offering

On April 4, 2022, pursuant to its initial public offering (the “IPO”), the Company sold 10,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 7, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $15,000,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 11,500,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(9,917,024)
Proceeds allocated to Public Rights	(8,744,042)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	26,712,471
Class A Common stock subject to possible redemption	$116,150,000

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Chardan purchased an aggregate of 477,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $4,775,000 in a private placement. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional aggregate of 52,500 Private Units with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $525,000. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions and the private warrants, which have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO, except that the private warrants (i) will be exercisable either for cash or on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as the private warrants are held by the initial purchasers or any of their permitted transferees. The net proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of June 30, 2022, there were 2,875,000 Insider Shares issued and outstanding.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Promissory Note — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of June 30, 2022, the Company had no borrowings under the Promissory Note.

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

As of June 30, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $30,000, respectively, in fees for these services, of which $30,000 and none were included in accrued expenses in the accompanying condensed unaudited balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, the Company granted Chardan, the representative of the underwriters, a 45-day option from the date of the prospectus for the IPO to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 7, 2022, Chardan exercised the over-allotment option in full (see Note 4).

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $2,875,000. In addition, the underwriters will be entitled to a deferred fee of 3.75% of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $4,312,500, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Unit Purchase Option

Simultaneously with the IPO (including the closing of the over-allotment option), the Company sold to Chardan, for $100, an option (the “Unit Purchase Option”) to purchase 345,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $3,967,500) commencing on the later of six months from the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The Unit Purchase Option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The units issuable upon exercise of the Unit Purchase Option are identical to those offered in the IPO. The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Right of First Refusal

The Company has granted Chardan a right of first refusal, for a period of 18 months after the date of the consummation of a Business Combination, to act as a book-running manager or placement agent, with at least 30% of the economics, for any and all future public and private equity, equity linked and debt offerings of the Company or any of its successors or subsidiaries.

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2022, there were 3,405,000 shares of common stock issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 9 —Fair Value Measurements

The fair value of the Company’s consolidated financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$710,200	—	—	$710,200

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	—	—	$—

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of June 30, 2022:

	Private Warrants	Total
Fair value at January 1, 2022	$–	$–
Initial recognition	587,717	587,717
Change in fair value	122,483	122,483
Fair value as of June 30, 2022	$710,200	$710,200

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company established the initial fair value for the private warrants at $529,495 on April 4, 2022, the date of the Company’s IPO, using the Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as common shares subject to possible redemption, and common shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Black-Scholes model were as follows at their measurement date:

	June 30, 2022	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$7.88	$8.08
Expected Volatility	33.07%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	3.01%	2.42%

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022 on which the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2022 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2022, we had a net loss of $208,826 which consisted of general and administrative expenses of $193,440, franchise tax of $39,300, change in fair value of warrant liabilities of $122,483, and interest earned on the investments held in the Trust Account of $146,397. For the three months ended June 30, 2021, we had no income or loss.

For the six months ended June 30, 2022, we had a net loss of $213,836 which consisted of general and administrative expenses of $198,450, franchise tax of $39,300, change in fair value of warrant liabilities of $122,483, and interest earned on the investments held in the Trust Account of $146,397. For the period from March 16, 2021 (inception) through June 30, 2021, we had a net loss of $3,511 which consisted of formation costs.

Liquidity and Capital Resources

On April 4, 2022, we completed our initial public offering (“IPO”) of 10,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $100,000,000. Each Public Unit consisted of one share of common stock, par value $0.0001, one redeemable warrant and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, we completed the sale of 477,500 units (the “Private Units”) in a private placement, at a price of $10.00 per Private Unit, generating gross proceeds of $4,775,000. The Private Units are identical to the Public Units sold in the IPO, except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by their initial purchasers or their permitted transferees.

We granted the underwriters in the IPO a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any. On April 7, 2022, the underwriters exercised the over-allotment option in full and purchased an additional 1,500,000 Public Units (the “Over-Allotment Units”), at a price of $10.00 per unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 52,500 Private Units (the “Over-Allotment Private Units”) in a private placement, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $525,000.

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

As of June 30, 2022, the Company had cash of $447,382 and a working capital of $596,255. We believe that we have sufficient liquidity to allow us to operate for at least the next 12 months (or up to 18 months if our time to complete an initial business combination is extended), assuming that an initial business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

On January 4, 2022 and February 28, 2022, Redwoods Capital LLC (the “Sponsor”) agreed to loan us up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The outstanding balance of $200,000 under the Promissory Notes was repaid on April 7 and April 8, 2022. As of June 30, 2022, the Company had no borrowings under the Promissory Note.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month (subject to deferral as described herein) for office space, utilities, secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, the underwriters were paid a cash underwriting discount of $0.25 per unit, or $2,875,000 in the aggregate, upon the closing of the IPO and full exercise of the over-allotment option. In addition, $0.375 per unit, or $4,312,500 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, we granted Chardan, for a period of 18 months after the date of the consummation of our initial business combination, a right of first refusal to act as a book-running manager or placement agent, with at least 30% of the economics, for any and all future public and private equity, equity linked and debt offerings by us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales of this offering.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 to unaudited condensed financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our IPO as filed with the SEC on April 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2022, we consummated the IPO of 10,000,000 Public Units, each Public Unit consisting of one share of common stock, one redeemable warrant and one right, for $10.00 per Public Unit, generating gross proceeds of $100,000,000. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. We had granted the underwriters in the IPO a 45-day option to purchase up to 1,500,000 additional Public Units to cover over-allotments.

Subsequently, the underwriters fully exercised the over-allotment option in full and, on April 7, 2022, purchased 1,500,000 Public Units at an offering price of $10.00 per Public Unit for an aggregate purchase price of $15,000,000. The securities in the IPO, including the exercise by the underwriters of the over-allotment option, were registered under the Securities Act on a registration statement on Form S-1 (No. 333-263407). The SEC declared the registration statement effective on March 30, 2022.

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

A total of $116,150,000 of the net proceeds from the sale of the Public Units in the IPO and the private placement of the Private Units on April 4, 2022 and April 7, 2022 were deposited in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

REDWOODS ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)