Form 10-Q
period 2022-09-30
Redwoods Acquisition Corp.
filed 2022-11-14
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 14,905,000 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 16, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REDWOODS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets
Cash	$414,144	$4,952
Prepaid expenses	140,985	—
Total Current Assets	555,129	4,952

Investments held in Trust Account	116,608,596	—
Total Assets	$117,163,725	$4,952

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$60,000	$—
Franchise tax payable	78,600	—
Income tax payable	79,752	—
Due to related party	—	8,511
Total Current Liabilities	218,352	8,511

Warrant liability	31,800	—
Deferred underwriting fee payable	4,312,500	—
Total Liabilities	4,562,652	8,511

Commitments and Contingencies

Common stock subject to possible redemption, 11,500,000 shares at conversion value of $10.14 per share	116,608,596	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	340	—
Additional paid-in capital	—	—
Accumulated deficit	(4,007,863)	(3,559)
Total Stockholders’ Deficit	(4,007,523)	(3,559)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$117,163,725	$4,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,	For the period from March 16, 2021 (inception) through September 30,
	2022	2021	2022	2021

General and administrative expenses	$140,426	$16	$338,650	$3,527
Franchise tax expenses	39,300	—	78,825	—
Loss from operations	(179,726)	(16)	(417,475)	(3,527)

Interest earned on investment held in Trust Account	312,199	—	458,596	—
Change in fair value of warrant liabilities	678,400	—	555,917	—
Income (loss) before income taxes	810,873		597,038	(3,527)

Income taxes provision	(79,752)	—	(79,752)	—
Net income (loss)	$731,121	$(16)	$517,286	$(3,527)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,500,000	—	7,551,471	—

Basic and diluted net income per share, redeemable common stock	$0.59	—	1.12	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	—	3,191,498	—

Basic and diluted net loss per share, non-redeemable common stock	$(1.77)	$—	$(2.48)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

Nine Months Ended September 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	$—	25,000

Net loss	—	—	—	(5,010)	(5,010)
Balance as of March 31, 2022	2,875,000	287	24,713	(8,569)	16,431

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(96,337,784)	—	(96,338,934)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(22,649,478)	(4,062,993)	(26,712,471)

Net loss	—	—	—	(208,826)	(208,826)
Balance as of June 30, 2022	3,405,000	$340	$—	$(4,280,388)	$(4,280,048)
Accretion of common stock to redemption value	—	—	—	(458,596)	(458,596)
Net income	—	—	—	731,121	731,121
Balance as of September 30, 2022	3,405,000	$340	$—	$(4,007,863)	$(4,007,523)

For the period from March 16, 2021 (inception) through September 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 16, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,511)	(3,511)
Balance as of June 30, 2021	—	$—	$—	$(3,511)	$(3,511)
Net loss	—	—	—	(16)	(16)
Balance as of September 30, 2021	—	$—	$—	$(3,527)	$(3,527)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2022	For the period from March 16, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net Income (loss)	$517,286	$(3,527)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(458,596)	—
Change in fair value of warrant liabilities	(555,917)	—
Changes in current assets and current liabilities:
Prepaid expenses	(140,985)	—
Accrued expenses	60,000	—
Franchise tax payable	78,600
Income tax payable	79,752
Formation costs paid by related party	—	3,527
Net cash used in operating activities	(419,860)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in financing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	25,000	—
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,300,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of promissory note to related party	200,000
Repayment of promissory note to related party	(200,000)	—
Repayment of advance from related party	(8,511)	—
Payment of underwriters’ commissions	(2,875,000)	—
Payment of deferred offering costs	(462,537)	—
Net cash provided by financing activities	116,979,052	—

Net change in cash	409,192	—
Cash, beginning of the period	4,952	—
Cash, end of the period	$414,144	$—
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$96,338,934	$—
Initial recognition of warrant liabilities	$587,717	$—
Deferred underwriting fee payable	$4,312,500	$—
Allocation of offering costs to common stock subject to redemption	$6,901,405	$—
Accretion of Common stock to redemption value	$27,171,067	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $414,144 and a working capital of $336,777.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (see Note 6) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until April 4, 2023 (or October 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $414,144 and $4,952 in cash and did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 7.07% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 13.36% and 0.0% for the nine months ended September 30, 2022 and for the period from March 16, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 16, 2021 (inception) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three months Ended	Nine months Ended
	September 30, 2022	September 30, 2022
Net Income	$731,121	$517,286
Accretion of common stock to redemption value	(27,171,067)	(27,171,067)
Net loss including accretion of common stock to redemption value	$(26,439,946)	$(26,653,781)

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(20,399,824)	$(6,040,122)	$—	$(16)
Accretion of ordinary shares subject to possible redemption to redemption value	27,171,067	—	—	—
Allocation of net income (loss)	$6,771,243	$(6,040,122)	$—	$(16)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,405,000	—	—
Basic and diluted net loss per ordinary share	$0.59	$(1.77)	$—	$—

			For the
			Period from
			March 16,
			2021
			(Inception)
	Nine Months Ended		through
	September 30, 2022		September 30, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(18,735,533)	$(7,918,248)	$—	$(3,527)
Accretion of ordinary shares subject to possible redemption to redemption value	27,171,067	—	—	—
Allocation of net income (loss)	$8,435,534	$(7,918,248)	$—	$(3,527)

Denominator:
Basic and diluted weighted average shares outstanding	7,551,471	3,191,498	—	—
Basic and diluted net income (loss) per common stock	$1. 12	$(2.48)	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022 and December 31, 2021, approximately $116.6 million and $Nil, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Note 3 — Cash and Investment Held in Trust Account

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $116,608,596 cash and U.S. Treasury securities. The Company did not have a Trust Account at December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$116,608,596	$116,608,596	—	—

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

As of September 30, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(9,917,024)
Proceeds allocated to Public Rights	(8,744,042)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	27,171,067
Class A Common stock subject to possible redemption	$116,608,596

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of September 30, 2022, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Note — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of September 30, 2022, the Company had no borrowings under the Promissory Note.

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

As of September 30, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $60,000 and none were included in accrued expenses in the accompanying condensed unaudited balance sheets as of September 30, 2022 and December 31, 2021, respectively.

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

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2022, there were 3,405,000 shares of common stock issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

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

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	—	—	$—

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of September 30, 2022:

	Private Warrants	Total
Fair value at January 1, 2022	$–	$–
Initial recognition	587,717	587,717
Change in fair value	(555,917)	(555,917)
Fair value as of September 30, 2022	$31,800	$31,800

The Company established the initial fair value for the private warrants at $587,717 (including over-allotment) on April 4, 2022, the date of the Company’s IPO, using the Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as common shares subject to possible redemption, and common shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Black-Scholes model were as follows at their measurement date:

	September 30, 2022	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$9.04	$8.08
Expected Volatility	2.32%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	4.06%	2.42%

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022 on which the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2022 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2022, we had net income of $731,121 which consisted of general and administrative expenses of $140,426, franchise tax of $39,300, change in fair value of warrant liabilities of $678,400, and income tax expense of $79,752, offset by interest earned on the investments held in the Trust Account of $312,199. For the three months ended September 30, 2021, we had net loss of $16.

For the nine months ended September 30, 2022, we had net income of $517,286 which consisted of general and administrative expenses of $338,650, franchise tax of $78,825, change in fair value of warrant liabilities of $555,917, and income tax expense of $79,752, offset by interest earned on the investments held in the Trust Account of $458,596. For the period from March 16, 2021 (inception) through September 30, 2021, we had net loss of $3,527 which consisted of formation costs.

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

As of September 30, 2022, the Company had cash of $414,144 and a working capital of $336,777. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 4, 2023 (or October 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

On January 4, 2022 and February 28, 2022, Redwoods Capital LLC (the “Sponsor”) agreed to loan us up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The outstanding balance of $200,000 under the Promissory Notes was repaid on April 7 and April 8, 2022. As of September 30, 2022, the Company had no borrowings under the Promissory Note.

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

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 to unaudited condensed financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REDWOODS ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)