Form 10-K
period 2022-12-31
Redwoods Acquisition Corp.
filed 2023-04-10
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41340

REDWOODS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2727441
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1115 Broadway, 12th Floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 916-5315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each Unit consisting of one share of Common Stock, one Redeemable Warrant and one Right	RWODU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	RWOD	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock	RWODW	The Nasdaq Stock Market LLC
Rights, each Right to receive one-tenth (1/10) of a share of Common Stock	RWODR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $113.6 million.

As of April 7, 2023, there were 8,801,650 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REDWOODS ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

CERTAIN TERMS

References to “the Company,” “RWOD,” “our,” “us” or “we” refer to Redwoods Acquisition Corp., a blank check company incorporated in Delaware on March 16, 2021. References to our “Sponsor” refer to Redwoods Capital LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Redwoods Acquisition Corp., which closed on April 4, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to herein as an initial business combination. Our sponsor is Redwoods Capital LLC, a Delaware limited liability company (“Sponsor”). Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on the carbon neutral and energy storage industries. We do not have any specific business combination under consideration or contemplation, and we have not, nor has anyone on our behalf, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction. We will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau).

The registration statement for our initial public offering (the “Initial Public Offering,” or “IPO”) was declared effective on March 30, 2022. On April 4, 2022, we consummated the Initial Public Offering of 10,000,000 units (the “public units”), each Public Unit consisting of one share of common stock, $0.0001 par value (“Common Stock”), one redeemable warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share and one right to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The public units were sold at an offering price of $10.00 per public unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, we sold to the Sponsor and Chardan Capital Markets LLC, the representative of the underwriters in the IPO (“Chardan”), in a private placement, 377,500 units and 100,000 units, respectively (the “private units”), at $10.00 per private unit, generating total gross proceeds of $4,775,000. The private units are identical to the public units, except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by their initial purchasers or their permitted transferees.

On April 7, 2022, the underwriters exercised the over-allotment option in full and purchased 1,500,000 public units at a price of $10.00 per public unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, we consummated the sale of an additional aggregate of 52,500 private units with the Sponsor and Chardan at a price of $10.00 per private unit, generating total proceeds of $525,000.

Transaction costs relating to the IPO amounted to approximately $8.4 million, consisting of approximately $2.9 million of underwriting fees, approximately $4.3 million of deferred underwriting fees (payable only upon completion of an initial business combination) and approximately $1.2 million of other offering costs.

Upon the closing of the IPO and the sale of private units on April 4, 2022, and the exercise of the over-allotment option and the sale of the additional private units on April 7, 2022, a total of $116,150,000 was placed in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company as a trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. These funds will not be released until the earlier of the completion of the initial business combination and the distribution of the trust account as otherwise permitted under our amended and restated certificate of incorporation.

We have until July 4, 2023 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate an initial business combination by such date, our sponsor or its affiliates may extend the period of time to consummate a business combination five times by an additional one month each time (for a total of 20 months to complete a business combination) (the “combination period”). In order to extend the time available for us to consummate an initial business combination, our sponsor or its affiliates or designees, within two business days prior to the applicable deadline, must deposit into the trust account $120,000 for each subsequent one-month extension.

If we are unable to complete an initial business combination within the combination period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Extension and Redemptions

On March 31, 2023, we held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which the Company must consummate a business combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares of the Company’s common stock were tendered for redemption.

Subject upon stockholder approval of the Extension Amendment and the Trust Amendment, Redwoods Capital LLC, or any of their respective affiliates or designees, agreed to deposit into the trust account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of an initial business combination. The loans will be forgiven by the contributors if the Company is unable to consummate an initial business combination except to the extent of any funds held outside of the trust account.

Our Company

We are a blank check company formed under the laws of the State of Delaware for the purpose of entering into an initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our Initial Public Offering and search for an initial business combination target. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on the carbon neutral and energy storage industries. We will not undertake an initial business combination with any entity with principal business operations in China (including Hong Kong and Macau).

Our Management Team

Our management team is comprised of Jiande Chen, our Chief Executive Officer; Edward Cong Wang, our Chief Financial Officer; Raymond J. Gibbs, our Audit Committee Chair; and Wei Kwang Ng and Hong Li, our independent directors.

Jiande Chen, our Chief Executive Officer, served as the Chief Executive Officer and Vice Chairman of IMAX China (HKG:1970). Mr. Chen successfully led the team that completed its initial public offering in October 2015. Mr. Wang has over 10 years of experience in investments. Raymond J. Gibbs, our Audit Committee Chair, has more than 20 years of experience in high technology and fast moving consumer goods businesses across the primary and secondary capital markets. Wei Kwang Ng, our independent director, has over 10 years of experience in business management and consulting experience across marketing, banking and legal services. Hong Li, our independent director, has 25 years of executive management experiences in financial industry in U.S. and China. We believe our team has the required investment, transactional and operational expertise to effect a business combination with an attractive target and to position it for long-term success in the public markets.

Investment Criteria

We have identified the following general criteria and guidelines as we evaluate prospective target companies.

●	Large underpenetrated markets with favorable industry dynamics. We intend to actively look for suitable investment opportunities within the carbon neutral and energy storage sector with an enterprise value of approximately $250 million to $1 billion. We will prioritize targets that are already benefiting from or capitalizing on trends found within their respective sectors.

●	Strong management team. The strength of the management team will be an important component in our review process. We will seek to partner with a visionary, experienced and professional management team that has demonstrated a track record of driving growth, strategic decision making and long-term value creation.

●	Defensible market position with sustainable competitive advantage. We intend to favor targets that have a strong competitive advantage or are category leaders in their respective verticals. We will target companies that have strong intellectual property, technology, or brand equity within their respective sectors that can be further monetized on a global basis.

●	Benefit from being a public company. We intend to only acquire businesses that would benefit from being publicly traded in the United States, including access to broader sources of capital and expanded market awareness. This improved access to capital could allow the targets to accelerate growth, pursue new projects, retain and hire employees, and expand into new geographies or businesses.

While we intend to use these criteria in evaluating the attractiveness of potential business combination opportunities, we may ultimately decide to enter into an initial business combination with a target business that does not meet these criteria. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as the review of financial and other information which will be made available to us. We will also utilize our operational and capital allocation experience. Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources, and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our common stock and/or private placement units of our Company, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Delaware law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that, subject to his or her fiduciary duties under Delaware law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

There is no restriction in the geographic location of targets we can pursue, provided that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We will seek to identify targets that are likely to provide attractive financial returns through business combinations. We have yet to determine a time frame, an investment amount or any other criteria, which would trigger our search for business opportunities outside of United States.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We have until July 4, 2023 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate an initial business combination by such date, our sponsor or its affiliates may extend the period of time to consummate a business combination five times by an additional one month each time (for a total of 20 months to complete a business combination) (the “combination period”). In order to extend the time available for us to consummate an initial business combination, our sponsor or its affiliates or designees, within two business days prior to the applicable deadline, must deposit into the trust account $120,000 for each subsequent one-month extension. If we are unable to consummate our initial business combination within the combination period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Any tender offer documents used in connection with a business combination will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Pursuant to the Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We have two executive officers. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

For additional discussion of the general development of our business, see our final IPO prospectus filed with the SEC on April 1, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 1115 Broadway, 12th Floor, New York, NY 10010, and our telephone number is (646) 916-5315. The cost for this space is included in the $10,000 per month fee that we pay to Redwoods Capital LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “RWODU” on or about April 5, 2022, and the shares of common stock, warrants and rights began separate trading on Nasdaq under the symbols “RWOD,” “RWODW” and “RWODR,” respectively, on or about April 29, 2022.

Holders of Record

As of April 7, 2023, there were 8,801,650 shares of our common stock issued and outstanding held by approximately 10 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends subsequent to the completion of our initial business combination will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Report”) to “we,” “us” or the “Company” refer to Redwoods Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on March 16, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses, which we refer to herein as our “initial business combination” or “Business Combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to focus on the carbon neutral and energy storage industries. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of private units (as defined below), our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2022 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had net income of $1,233,352 which consisted of interest earned on the investments held in the Trust Account of $1,656,478and change in fair value of warrant liabilities of $555,917, offset by general and administrative expenses of $533,992, franchise tax of $123,026, and income tax expense of $322,025. For the period from March 16, 2021 (inception) through December 31, 2021, we had net loss of $3,559 which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

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

Simultaneously with the closing of the IPO, we issued to Chardan Capital Markets, LLC, the representative of the underwriters, for an aggregate of $100.00, an option (the “UPO”) to purchase up to 345,000 units. The UPO is exercisable at any time, in whole or in part, commencing on the later of the consummation of the initial business combination and six months from the date of the prospectus for the IPO and expiring on the fifth anniversary of the date of the prospectus, at a price of $11.50 per unit.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $117,806,478 consisting of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the year ended December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, the Company had cash of $340,962 and working capital of $299,788 (excluding income tax and franchise tax payable). On March 22 and March 30, 2023, the Sponsor provided a loan of up to $150,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 4, 2023 (or October 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of our insider shares, as well as the holders of the private units, the securities underlying the unit purchase option and any securities our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and any shares of common stock issuable upon the exercise of the underlying private warrants and any shares of common stock issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands (or one demand with respect to the securities underlying the unit purchase option) that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that we consummate our initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 to financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for its public warrants as equity and the private warrants as liabilities.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the relative fair values of public shares, public warrants and public rights.

Risks and Uncertainties

Our management continues the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of the financial statements contained in this Report. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Securities Held in Trust Account

The funds in the trust account have, since the closing of our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we intend to liquidate the U.S. government treasury obligations or money market funds held in the trust account on or prior to March 30, 2024, and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary (March 30, 2024) of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. The Excise Tax would be payable by the Company and not by the redeeming holders. Generally, issuances of securities by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination), as well as any other issuances of securities not in connection with our initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year. Whether and to what extent the Company would be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

U.S. Foreign Investment Regulations

Our sponsor, Redwoods Capital LLC, is controlled by Min Gan, who is a permanent resident of and based in mainland China. We are therefore considered a “foreign person” under the regulations administered by the Committee on Foreign Investment in the United States (CFIUS) and will continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by July 4, 2023 (or December 4, 2023, if we extend the time to complete a business combination) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Jiande Chen	67	Chief Executive Officer and Chairman of the Board
Edward Cong Wang	39	Chief Financial Officer and Director
Raymond J. Gibbs	68	Director
Wei Kwang Ng	42	Director
Hong Li	59	Director

Jiande Chen has been our Chief Executive Officer and Chairman of the Board since January 2022. Mr. Chen has served as a non-executive director at IMAX China Holding, Inc. (HKG: 1970) since January 2021 and an independent director at Beijing Cultural Investment Development Group Co., Ltd. (SHA: 600715) since June 2017. Mr. Chen is also a member of the board of directors at TCL-IMAX Entertainment Co., Limited, a joint venture of TCL Corporation and IMAX Corporation. Mr. Chen served as the chief executive officer from August 2011 to December 2019 and the vice chairman from December 2019 to December 2020 of IMAX China Holding, Inc. (HKG: 1970), and led IMAX China to complete its first initial offering on Hong Kong Exchanges. Mr. Chen was previously the Senior Vice President, Chief Representative and General Manager of Sony Pictures Entertainment, China from 2000 to 2011. Mr. Chen received a degree in English Literature from Fudan University in 1982. Mr. Chen received a master’s degree and a Ph.D. degree in Communications from University of Washington in 1987 and 1991, respectively.

Edward Cong Wang has been our Chief Financial Officer and a member of our board of directors since January 2022. Mr. Wang has also served as the managing partner at The Balloch (Holding) Group since March 2020. Before that, he was a partner at Prestige Financial Holdings Group Limited from August 2018 to September 2019. Mr. Wang served as a partner at Shenzhen Bode Chuangfu Investment Management Co. Ltd., from January 2017 to July 2018. Mr. Wang served as the chief executive officer of ZS Fur & Leather Fashion Co., a family owned business, from July 2014 to December 2016. Prior to ZS Fur, he worked at Merrill Lynch, Pierce, Fenner & Smith Incorporated as a vice president from July 2011 to June 2014. Mr. Wang received a bachelor’s degree in Economics/Finance from Stony Brook State University in 2006 and graduated with a master’s degree of Statistics from Columbia University in 2010.

Raymond J. Gibbs has been a member of our board of directors since January 2022. He has spent the last 21 years as chief financial officer or commercial director of high technology and fast moving consumer goods businesses both in the quoted and private arenas. Mr. Gibbs has co-chaired the UK-China Joint Working Group on Graphene Standardization, organized by the BSI Group and the China Standards Authority, and he has served as the chairman of planarTECH LLC since July 2019. In addition, he served as the president of business development and the chief executive officer of Haydale Graphene Industries PLC, a publicly listed company in the UK, from May 2010 to July 2019. Mr. Gibbs is a Chartered Accountant. Mr. Gibbs received a bachelor’s degree from Nottingham Trent University in 1977.

Wei Kwang Ng has been a member of our board of directors since January 2022. He has held the position of Chief Operating Officer of Parcel Santa Pte Ltd since July 2017. Mr. Ng was the Director of Operations of World Marketing Group Pte Ltd. from March 2019 to March 2020. He was the Managing Director of LegalFocus Consultants, Inc. from 2011 to 2018. He worked in Merrill Brink International as the project manager from May 2008 to March 2011. Mr. Ng received bachelor’s degrees in Business Management with a concentration in Finance and in Economics from Stony Brook State University in 2007.

Hong Li has been a member of our board of directors since February 2022. Mr. Li has served as the CEO at Shanghai Sycamore Asset Management since 2021. Previously, he was the Chief Digital Officer and Chief Product Strategy Officer of Noah Holdings Limited (NYSE: NOAH) from April 2020 to March 2021. At the same time period, he was also the Chief Operating Officer in Gopher Asset Management. Before that, Mr. Li had served as the Chief Product Officer of Lufax Holding Ltd (NYSE: LU) from April 2018 to December 2019 and the Chairman of CITCO Fund Service from May 2010 to November 2015. Mr. Li received a bachelor’s degree in Physics from Zhongshan University in 1984, a master’s degree in Electronic Engineering from Zhongshan University in 1989 and a master’s degree in Computer Science from University of San Francisco in 1993. He also achieved Executive certificate in Management and Leadership from MIT in 2010 and EMBA from China Europe International Business School in 2015.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. Each member of our board of directors will be elected at our annual meetings. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Raymond J. Gibbs, Wei Kang Ng and Hong Li are each considered an “independent director” under the Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee, and a nominating committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Raymond J. Gibbs, Wei Kang Ng and Hong Li, each of whom is an independent director under Nasdaq’s listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Raymond J. Gibbs is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Raymond J. Gibbs qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Raymond J. Gibbs, Wei Kang Ng and Hong Li, each of whom is an independent director under Nasdaq’s listing standards. Raymond J. Gibbs is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer and Chief Financial Officer’s compensation, evaluating our Chief Executive Officer and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a corporate governance and nominating committee (the “nominating committee”) of the board of directors, which consists of Raymond J. Gibbs, Wei Kang Ng and Hong Li, each of whom is an independent director under Nasdaq’s listing standards. Raymond J. Gibbs is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors and ensure the Company has and follows appropriate corporate governance practices and standards. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Other than the monthly administrative expenses of $10,000 as described in this Report, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 7, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 7, 2023, we had 8,801,650 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of the rights, as the warrants are not exercisable and the rights are not convertible within 60 days of April 7, 2023.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Jiande Chen	45,000	*
Edward Cong Wang	35,000	*
Raymond J. Gibbs	35,000	*
Wei Kwang Ng	30,000	*
Hong Li	30,000	*
All officers and directors as a group (5 individuals)	175,000	2.0%

Redwoods Capital LLC(2)	3,115,000	35.4%
MMCAP International Inc. SPC(3)	800,000	9.1%
MM Asset Management Inc.(3)	800,000	9.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Redwoods Acquisition Corp., 1115 Broadway 12th Floor, New York, NY 10010.
(2)	Redwoods Capital LLC, a Delaware limited liability company, our sponsor, is controlled by Min Gan.
(3)	Based on a Schedule 13G filed April 7, 2022, MMCAP International Inc. SPC and MM Asset Management Inc. have shared voting power over these shares. The address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the address of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On January 4, 2022, we issued 2,875,000 shares of common stock (the “insider shares”) to the Sponsor and certain of our executive officers and directors for an aggregated consideration of $25,000, or approximately $0.009 per share. Prior to the initial investment of $25,000 in us, we had no assets, tangible or intangible. The per share purchase price of the insider shares was determined by dividing the amount of cash contributed to us by the aggregate number of insider shares issued.

Related Party Loans

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan us up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “promissory notes”). The promissory notes were unsecured, interest-free and due on the closing the IPO. We repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022.

On March 22, 2023, we issued an unsecured, non-interest bearing promissory note in the principal amount of up to $150,000 to Redwoods Capital LLC, the Company’s sponsor. The note is payable upon the closing of the Company’s initial business combination or the liquidation of the Company. The holder of the note, in its sole discretion, may convert any or all of the unpaid principal under the note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Company’s initial business combination.

On March 30, 2023, we issued an unsecured, non-interest bearing promissory note in the principal amount of up to $360,000 to Redwoods Capital LLC, the Company’s sponsor. The note is payable upon the closing of the Company’s initial business combination or the liquidation of the Company. The holder of the note, in its sole discretion, may convert any or all of the unpaid principal under the note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Company’s initial business combination.

Working Capital Loans

In order to meet our working capital needs following the consummation of the IPO and in connection with an intended initial business combination, our insiders, officers, and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

Administrative Services Agreement

We have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services commencing on the date that the securities were first listed on the Nasdaq, subject to deferral until consummation of our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying.

General

No compensation or fees of any kind, including finder’s fees, consulting fees, or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our insiders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Friedman LLP, or Friedman, acted as our independent registered public accounting firm from March 16, 2021 (inception) until October 11, 2022. Based on information provided by Friedman, effective September 1, 2022, Friedman combined with Marcum LLP, or Marcum, and continued to operate as an independent registered public accounting firm. Friedman continued to serve as our independent registered public accounting firm through October 11, 2022. On October 11, 2022, our audit committee dismissed Friedman and engaged Marcum to serve as our independent registered public accounting firm for the year ended December 31, 2022, effective immediately. The following is a summary of fees paid to Friedman and Marcum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, fees for Friedman were approximately $75,000 and $0, respectively, for the services Friedman performed in connection with our Initial Public Offering and the audit of our financial for the period from January 1, 2022 to January 10, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, and two interim reviews. For the year ended December 31, 2022, fees for Marcum were approximately $35,750 ($25,750 for the audit, and $10,000 for the review), for the services Marcum performed in connection with the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K and one review.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of our financial statements.

All Other Fees. For the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firms other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
3.2	Certificate of Amendment, dated April 4, 2023, to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 filed with Form S-1 filed by the Registrant on March 10, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Form S-1 filed by the Registrant on March 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.5	Warrant Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.6	Rights Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.7	Unit Purchase Option, dated April 4, 2022, issued by the Company to Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.8*	Description of Securities

10.1	Letter Agreements, dated March 30, 2022, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.2	Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.3	Stock Escrow Agreement, dated March 30, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.4	Registration Rights Agreement, dated March 30, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.5	Subscription Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.5 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.6	Subscription Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.6 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.7	Indemnity Agreements, dated March 30, 2022, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.8	Administrative Support Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.8 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.9	Promissory Note to Redwoods Capital LLC, dated March 22, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on March 28, 2023).
10.10	Promissory Note to Redwoods Capital LLC, dated March 30, 2023 (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2023).
10.11	Amendment to the Investment Management Trust Agreement, dated April 4, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Form S-1 filed by the Registrant on March 10, 2022)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2023	REDWOODS ACQUISITION CORP.

By:	/s/ Jiande Chen
Name:	Jiande Chen
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jiande Chen	Chief Executive Officer and Director	April 10, 2023
Jiande Chen	(Principal Executive Officer)

/s/ Edward Cong Wang	Chief Financial Officer and Director	April 10, 2023
Edward Cong Wang	(Principal Accounting and Financial Officer)

/s/ Raymond J. Gibbs	Director	April 10, 2023
Raymond J. Gibbs

/s/ Wei Kwang Ng	Director	April 10, 2023
Wei Kwang Ng

/s/ Hong Li	Director	April 10, 2023
Hong Li

REDWOODS ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm – Marcum LLP (PCAOB ID 688)	F-2
Report of Independent Registered Public Accounting Firm – Friedman LLP (PCAOB ID 711)	F-3
Balance Sheets as of December 31, 2022 and December 31, 2021	F-4
Statements of Operations for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021	F-5
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Redwoods Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Redwoods Acquisition Corporation (the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, NJ
April 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Redwoods Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Redwoods Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity and cash flows for the period from March 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a financing and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We have served as the Company’s auditor from 2021 through 2022.

New York, NY

January 31, 2022

REDWOODS ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$340,962	$4,952
Prepaid expenses	99,196	—
Total Current Assets	440,158	4,952

Investments held in Trust Account	117,806,478	—
Total Assets	$118,246,636	$4,952

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$140,370	$—
Franchise tax payable	122,801	—
Income tax payable	243,070	—
Due to related party	—	8,511
Total Current Liabilities	506,241	8,511

Warrant liability	31,800	—
Deferred tax liability	78,955	—
Deferred underwriting fee payable	4,312,500	—
Total Liabilities	4,929,496	8,511

Commitments and Contingencies

Common stock subject to possible redemption, 11,500,000 shares at conversion value of $10.21 per share	117,361,652	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	340	—
Additional paid-in capital	—	—
Accumulated deficit	(4,044,852)	(3,559)
Total Stockholders’ Deficit	(4,044,512)	(3,559)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$118,246,636	$4,952

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from March 16, 2021 (inception) through December 31,
	2022	2021

General and administrative expenses	$533,992	$3,559
Franchise tax expenses	123,026	—
Loss from operations	(657,018)	(3,559)

Interest earned on investment held in Trust Account	1,280,500	—
Unrealized gain on investment held in Trust Account	375,978
Change in fair value of warrant liabilities	555,917	—
Income (loss) before income taxes	1,555,377	(3,559)

Deferred income taxes provision	(78,955)	—
Income taxes provision	(243,070)	—
Net income (loss)	$1,233,352	$(3,559)

Basic and diluted weighted average shares outstanding, redeemable common stock	8,526,027	—

Basic and diluted net income per share, redeemable common stock	1.05	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,236,568	—

Basic and diluted net loss per share, non-redeemable common stock	$(2.39)	$—

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’DEFICIT

For the Year Ended December 31, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	$—	25,000

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(94,873,850)	—	(94,875,000)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(24,113,412)	(5,274,645)	(29,388,057)

Net income for the year	—	—	—	1,233,352	1,233,352
Balance as of December 31, 2022	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

For the period from March 16, 2021 (inception) through December 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 16, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,559)	(3,559)
Balance as of December 31, 2021	—	$—	$—	$(3,559)	$(3,559)

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from March 16, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net Income (loss)	$1,233,352	$(3,559)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,656,478)	—
Change in fair value of warrant liabilities	(555,917)	—
Changes in current assets and current liabilities:
Prepaid expenses	(99,196)	—
Accrued expenses	140,370	—
Franchise tax payable	122,801	—
Income tax payable	243,070	—
Deferred income tax liability	78,955	—
Formation costs paid by related party	—	8,511
Net cash used in operating activities	(493,043)	4,952

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in financing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	25,000	—
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,300,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of promissory note to related party	200,000
Repayment of promissory note to related party	(200,000)	—
Repayment of advance from related party	(8,511)	—
Payment of underwriters’ commissions	(2,875,000)	—
Payment of deferred offering costs	(462,536)	—
Net cash provided by financing activities	116,979,053	—

Net change in cash	336,010	4,952
Cash, beginning of the period	4,952	—
Cash, end of the period	$340,962	$4,952
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$94,873,850	$—
Initial recognition of warrant liabilities	$587,717	$—
Deferred underwriting fee payable	$4,312,500	$—
Allocation of offering costs to common stock subject to redemption	$6,901,405	$—
Accretion of Common stock to redemption value	$29,388,057	$—

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO and the sale of Private Units on April 4, 2022, and the exercise of the over-allotment option and the sale of the additional Private Units on April 7, 2022, a total of $116,150,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. The funds in the Trust Account will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

NOTES TO FINANCIAL STATEMENTS

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 6) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, the shares underlying the Private Units (“Private Shares”) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination, to the extent permitted by law, and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Company has until July 4, 2023 to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate a Business Combination by such date, the Sponsor or its affiliates may extend the period of time to consummate a Business Combination five times by an additional one month each time (for a total of 20 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees, within two business days prior to the applicable deadline, must deposit into the Trust Account $120,000 for each subsequent one-month extension.

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $340,962 and a working capital of $299,788 (excluding income tax and franchise tax payable as the taxes will be paid out of the Trust Account). On March 22 and March 30, 2023, the Sponsor provided a loan of up to $150,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). The Company has until July 4, 2023 (or December 4, 2023, if the time to complete a business combination is extended as described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until April 4, 2023 (or October 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $340,962 and $4,952 in cash and did not have any cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of New York as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2022	For the Period from March 16, 2021 (Inception) through December 31, 2021
Net Income	$1,233,352	$(3,559)
Accretion of common stock to redemption value	(29,388,057)	—
Net loss including accretion of common stock to redemption value	$(28,154,705)	$(3,559)

			For the
			Period from
			March 16, 2021
			(Inception)
	For the Year Ended		through
	December 31, 2022		December 31, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(20,407,722)	$(7,746,983)	$—	$(3,559)
Accretion of ordinary shares subject to possible redemption to redemption value	29,388,057	—	—	—
Allocation of net income (loss)	$8,980,335	$(7,746,983)	$—	$(3,559)

Denominator:
Basic and diluted weighted average shares outstanding	8,526,027	3,236,568	—	—
Basic and diluted net income (loss) per common stock	$1.05	$(2.39)	$—	$—

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

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

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

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 3 — Cash and Investment Held in Trust Account

As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $117,806,478 cash and U.S. Treasury securities. The Company did not have a Trust Account at December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$117,806,478	$117,806,478	—	—

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

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,695,000)
Proceeds allocated to Public Rights	(9,430,000)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Class A Common stock subject to possible redemption	$117,361,652

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of December 31, 2022, there were 2,875,000 Insider Shares issued and outstanding.

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

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Promissory Note — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of December 31, 2022, the Company had no borrowings under the Promissory Note.

On March 22 and March 30, 2023, the Sponsor provided a loan of up to $150,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

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

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, the Company incurred $90,000 and none, respectively, in fees for these services, of which $90,000 and none were included in accrued expenses in the accompanying balance sheets as of December 31, 2022 and December 31, 2021, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

Unit Purchase Option

Simultaneously with the IPO (including the closing of the over-allotment option), the Company sold to Chardan, for $100, an option (the “Unit Purchase Option”) to purchase 345,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $3,967,500) commencing on the later of six months from the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The fair value of the Unit Purchase Option was $715,303 at the IPO which was included in the total offering costs of $8,365,339. The Unit Purchase Option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The units issuable upon exercise of the Unit Purchase Option are identical to those offered in the IPO. The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2022, there were 3,405,000 shares of common stock issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	—	—	$—

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of December 31, 2022:

	Private Warrants	Total
Fair value at January 1, 2022	$–	$–
Initial recognition	587,717	587,717
Change in fair value	(555,917)	(555,917)
Fair value as of December 31, 2022	$31,800	$31,800

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

The key inputs into the Black-Scholes model were as follows at their measurement date:

	December 31, 2022	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$10.06	$8.08
Expected Volatility	2.97%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	3.99%	2.42%

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

December 31
2022
Deferred tax asset
Net operating loss carryforward	$—
Startup/Organization Expenses	112,138
Unrealized gain on investments held in trust account	(78,955)
Total deferred tax asset	33,183
Valuation allowance	(112,138)
Deferred tax asset (liability), net of allowance	$(78,955)

The income tax provision consists of the following:

For the Year ended December 31, 2022
Federal
Current	$243,070
Deferred	(33,183)
State
Current	$—
Deferred	—
Change in valuation allowance	112,138
Income tax provision	$322,025

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Year ended December 31, 2022
Income at U.S. statutory rate	21.00%
State taxes, net of federal benefit	0.00%
Change in fair value of warrants	(7.51)%
Change in valuation allowance	7.21%
20.70%

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $112,138 for the year ended December 31, 2022.

The provisions for U.S. federal and state income taxes were $322,025 (including deferred tax liability of $78,955) and $0 for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) to December 31, 2021, respectively. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

Note 11 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that are required disclosure in the financial statements.

On March 22, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $150,000 to the Sponsor. The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On March 30, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $360,000 to the Sponsor. The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On March 31, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which the Company must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares of the Company’s common stock were tendered for redemption.

Subject upon stockholder approval of the Extension Amendment and the Trust Amendment, the Sponsor, or any of their respective affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of the Business Combination. The loans will be forgiven by the contributors if the Company is unable to consummate the Business Combination except to the extent of any funds held outside of the Trust Account.