Form 10-Q
period 2023-03-31
Redwoods Acquisition Corp.
filed 2023-05-24
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 19, 2023, there were 8,801,650 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REDWOODS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$117,985	$340,962
Prepaid expenses	222,073	99,196
Total Current Assets	340,058	440,158

Investments held in Trust Account	119,416,545	117,806,478
Total Assets	$119,756,603	$118,246,636

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$306,724	$140,370
Franchise tax payable	32,100	122,801
Income tax payable	404,017	243,070
Exercise tax liability	631,696	—
Redeemed common stock payable to public stockholders	63,169,451	—
Total Current Liabilities	64,543,988	506,241

Warrant liability	42,400	31,800
Deferred tax liability	173,781	78,955
Convertible promissory note - related party	47,330	—
Deferred underwriting fee payable	4,312,500	4,312,500
Total Liabilities	69,119,999	4,929,496

Commitments and Contingencies

Common stock subject to possible redemption, 5,396,650 shares and 11,500,000 shares at redemption value of $10.29 and $10.21 per share as of March 31, 2023 and December 31, 2022, respectively	55,514,396	117,361,652

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 shares issued and outstanding	340	340
Additional paid-in capital	—	—
Accumulated deficit	(4,878,132)	(4,044,852)
Total Stockholders’ Deficit	(4,877,792)	(4,044,512)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$119,756,603	$118,246,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

General and administrative expenses	$293,654	$5,010
Franchise tax expenses	32,100	—
Loss from operations	(325,754)	(5,010)

Interest earned on investments held in Trust Account	798,516	—
Unrealized gain on investment held in Trust Account	451,552	—
Change in fair value of convertible notes	462,670	—
Change in fair value of warrant liabilities	(10,600)	—
Income (loss) before income taxes	1,376,384	(5,010)

Income tax provision	(255,773)	—
Net income (loss)	$1,120,611	$(5,010)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,364,370	—

Basic and diluted net income per share, redeemable common stock	$0.10	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	2,500,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)

(1)	Excludes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise their over-allotment option, no insider shares are subject to forfeiture after April 7, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Three Month Ended March 31, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

Accretion of common stock to redemption value	—	—	—	(1,322,195)	(1,322,195)

Exercise tax liability	—	—	—	(631,696)	(631,696)

Net income	—	—	—	1,120,611	1,120,611
Balance as of March 31, 2023	3,405,000	$340	$—	$(4,878,132)	$(4,877,792)

For the Three Month Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	—	—	(3,559)	(3,559)
Common stock issued to initial stockholders(1)	2,875,000	287	24,713	—	25,000
Net loss	—	—	—	(5,010)	(5,010)
Balance as of March 31, 2022	2,875,000	$287	$24,713	$(8,569)	$16,431

(1)	Includes up to 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise their over-allotment option, no insider shares are currently subject to forfeiture after April 7, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Cash flows from operating activities:	2023	2022
Net Income (loss)	$1,120,611	$(5,010)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(798,516)	—
Unrealized gain on investment held in Trust Account	(451,552)	—
Change in fair value of convertible notes	(462,670)
Change in fair value of warrant liabilities	10,600	—
Changes in current assets and current liabilities:
Prepaid expenses	(122,876)	(29,200)
Accrued expenses	166,354	40,500
Franchise tax payable	(90,701)	—
Income tax payable	160,947	—
Deferred income tax liability	94,826	—
Net cash provided by (used in) operating activities	(372,977)	6,290

Cash flows from investing activities:
Cash deposited in Trust Account	(360,000)	—
Net cash used in investing activities	(360,000)	—

Cash flows from financing activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from issuance of convertible promissory notes to related party	510,000	191,489
Payment of deferred offering costs	—	(221,061)
Net cash provided by (used in) financing activities	510,000	(4,572)

Net change in cash	(222,977)	1,718
Cash, beginning of the period	340,962	4,952
Cash, end of the period	$117,985	$6,670
Supplemental Disclosure of Non-cash Financing Activities
Accretion of Common stock to redemption value	$1,322,195	$—
Exercise tax liability	$631,696	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 31, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which the Company must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares with redemption value of approximately $63,169,451 (or $10.35 per share) of the Company’s common stock were tendered for redemption.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As a result of the stockholder approval of the Extension Amendment and the Trust Amendment, the Sponsor, or any of their respective affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of the Business Combination. The loans will be forgiven by the contributors if the Company is unable to consummate the Business Combination except to the extent of any funds held outside of the Trust Account.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had cash of $117,985 and a working capital of $598,362 (excluding redemptions payable to public stockholders and income tax and franchise tax payable as the taxes will be paid out of the Trust Account). On March 22, 2023 and March 30, 2023, the Sponsor provided a loan of $150,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). The Company has until July 4, 2023 (or December 4, 2023, if the time to complete a business combination is extended as described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until July 4, 2023 (or December 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in March 2023; as a result, the Company recorded $631,696 exercise tax liability as of March 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 10, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $117,985 and $340,962 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The Company’s effective tax rate was 18.58% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to change in fair value of warrants and convertible notes and the change in valuation of deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,120,611	$(5,010)
Accretion of common stock to redemption value	(1,322,195)	—
Net loss including accretion of common stock to redemption value	(201,584)	$(5,010)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(155,110)	$(46,474)	$—	$(5,010)
Accretion of ordinary shares subject to possible redemption to redemption value	1,322,195	—	—	—
Allocation of net income (loss)	$1,167,085	$(46,474)	$—	$(5,010)

Denominator:
Basic and diluted weighted average shares outstanding	11,364,370	3,405,000	—	2,500,000
Basic and diluted net income (loss) per common stock	$0.10	$(0.01)	$—	$(0.00)

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Note

The Company accounts for their convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

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

Note 3 — Cash and Investment Held in Trust Account

As of March 31, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of $119,416,545 and $117,806,478 in cash and U.S. Treasury securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$119,416,545	$119,416,545	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$117,806,478	$117,806,478	—	—

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(9,917,024)
Proceeds allocated to Public Rights	(8,744,042)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Class A Common stock subject to possible redemption– December 31, 2022	$117,361,652
Plus:
Accretion of carrying value to redemption value – three months period ended March 31, 2023	1,322,195
Redeemed common stock payable to public stockholders	(63,169,451)
Class A Common stock subject to possible redemption– March 31, 2023	$55,514,396

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of March 31, 2023, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Note — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of March 31, 2023, the Company had no borrowings under the Promissory Notes.

On March 22, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $150,000 to the Sponsor (“Convertible Note 1”). On March 30, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 2”). Both convertible promissory notes are payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the convertible promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into Private Units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $0, respectively, in fees for these services, of which $30,000 and $90,000 were included in accrued expenses in the accompanying condensed unaudited balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2023, there were 3,405,000 shares of common stock issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$42,400	—	—	$42,400
Convertible Note 1	$13,930	—	—	$13,930
Convertible Note 2	$33,400	—	—	$33,400

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800
Convertible Note 1	$—	—	—	$—
Convertible Note 2	$—	—	—	$—

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below shows the change in fair value of warrant liabilities as of March 31, 2023:

	Private Warrants	Total
Fair value at January 1, 2023	$31,800	$31,800
Change in fair value	10,600	10,600
Fair value as of March 31, 2023	$42,400	$42,400

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

The key inputs into the Black-Scholes model were as follows at their measurement date:

	March 31, 2023	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$10.33	$8.08
Expected Volatility	4.74%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	3.60%	2.42%

The fair value of the Convertible Note 1 was estimated at the as converted value at March 31, 2023 and initial measurement date of March 22, 2023 to be $13,930 and $13,910, respectively. The fair value of the Convertible Note 2 was estimated at the as converted value at March 31, 2023 and initial measurement date of March 30, 2023 to be $33,400 and $33,400, respectively. The binomial tree model was used for the underlying warrants based on the following key assumptions which were unchanged as of March 31, 2023.

	March 30, 2023 Convertible Note 2	March 22, 2023 Convertible Note 1
Strike Price	$10.00	$10.00
Spot Price	$10.28	$10.26
Time to maturity	0.68	0.70
Business combination success rate	9%	9%
Expected Volatility	5.0%	5.0%
Expected dividend rate	0%	0%
Risk-free rate	4.8%	4.7%

The following table presents the changes in the fair value of the Level 3 Convertible Notes:

Fair value as of January 1, 2023	$—
Proceeds received through Convertible Note 1 on March 22, 2023	150,000
Proceeds received through Convertible Note 2 on March 30, 2023	360,000
Change in valuation inputs or other assumptions	(462,670)
Fair value as of March 31, 2023	$47,330

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2023, we had net income of $1,120,611 which consisted of general and administrative expenses of $293,654, franchise tax of $32,100, increase in fair value of warrant liabilities of $10,600, change in fair value of convertible promissory notes of $462,670 and income tax expense of $255,773, offset by interest earned on the investments held in the Trust Account of $1,250,067. For the three months ended March 31, 2022, we had a net loss of $5,010, all of which were derived from general and administrative expenses.

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

On March 31, 2023, we held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which the Company must consummate a business combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares of the Company’s common stock were tendered for redemption representing a total redemption amount of $63,169,451 (or $10.35 per share).

As a result of the approval of the Extension Amendment and the Trust Amendment, Redwoods Capital LLC, or any of its affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of an initial business combination. The loans will be forgiven by the contributors if the Company is unable to consummate an initial business combination except to the extent of any funds held outside of the Trust Account.

As of March 31, 2023, we had marketable securities held in the Trust Account of $119,416,545 consisting of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, the Company had cash of $117,985 and a working capital deficit of $598,362 (excluding redemptions payable to public stockholders and income tax and franchise tax payable as these amounts will be paid out of the Trust Account). On March 22 and March 30, 2023, the Sponsor provided a loan of up to $150,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 4, 2023 (or December 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Convertible Promissory Notes – Related Party

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

Investments Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 to unaudited condensed financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Note

The Company accounts for their convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our IPO as filed with the SEC on April 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

REDWOODS ACQUISITION CORP.

Date: May 24, 2023	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2023	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)