Form 10-Q
period 2023-06-30
Redwoods Acquisition Corp.
filed 2023-08-21
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 21, 2023, there were 8,801,650 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REDWOODS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$123,722	$340,962
Prepaid expenses	135,196	99,196
Total Current Assets	258,918	440,158

Investments held in Trust Account	56,950,088	117,806,478
Total Assets	$57,209,006	$118,246,636

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$273,522	$140,370
Franchise tax payable	66,000	122,801
Income tax payable	380,468	243,070
Excise tax liability	631,696	—
Total Current Liabilities	1,351,686	506,241

Warrant liability	63,600	31,800
Deferred tax liability	128,162	78,955
Convertible promissory note - related party	870,000	—
Deferred underwriting fee payable	4,312,500	4,312,500
Total Liabilities	6,725,948	4,929,496

Commitments and Contingencies

Common stock subject to possible redemption, 5,396,650 shares and 11,500,000 shares at redemption value of $10.47 and $10.21 per share as of June 30, 2023 and December 31, 2022, respectively	56,528,771	117,361,652

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 shares issued and outstanding	340	340
Additional paid-in capital	—	—
Accumulated deficit	(6,046,053)	(4,044,852)
Total Stockholders’ Deficit	(6,045,713)	(4,044,512)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$57,209,006	$118,246,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$324,051	$193,440	$617,705	$198,450
Franchise tax expenses	33,900	39,300	66,000	39,300
Loss from operations	(357,951)	(232,740)	(683,705)	(237,750)

Interest earned on investment held in Trust Account	862,224	146,397	2,112,292	146,397
Change in fair value of convertible notes	(462,670)	—	—	—
Change in fair value of warrant liabilities	(21,200)	(122,483)	(31,800)	(122,483)
Income (loss) before income taxes	20,403	(208,826)	1,396,787	(213,836)

Income taxes provision	(173,949)	—	(429,722)	—
Net income (loss)	$(153,546)	$(208,826)	$967,065	$(213,836)

Basic and diluted weighted average shares outstanding, redeemable common stock	5,396,650	11,066,667	8,364,025	5,533,333

Basic and diluted net income per share, redeemable common stock	$0.06	$0.55	$0.16	$1.70

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	3,385,583	3,405,000	3,082,375

Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(1.86)	$(0.12)	$(3.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Three and Six Months Ended June 30, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

Accretion of common stock to redemption value	—	—	—	(1,322,195)	(1,322,195)

Excise tax liability	—	—	—	(631,696)	(631,696)

Net income	—	—	—	1,120,611	1,120,611
Balance as of March 31, 2023	3,405,000	$340	$—	(4,878,132)	(4,877,792)
Accretion of common stock to redemption value	—	—	—	(1,014,375)	(1,014,375)

Net loss	—	—	—	(153,546)	(153,546)
Balance as of June 30, 2023	3,405,000	$340	$—	$(6,046,053)	$(6,045,713)

For the Three and Six Months Ended June 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity(deficit)
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	(5,010)	(5,010)

Balance as of March 31, 2022	2,875,000	287	24,713	(8,569)	16,431

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(96,337,784)	—	(96,338,934)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(22,649,478)	(4,062,993)	(26,712,471)

Net loss	—	—	—	(208,826)	(208,826)

Balance as of June 30, 2022	3,405,000	$340	$—	$(4,280,388)	$(4,280,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash flows from operating activities:	2023	2022
Net Income (loss)	$967,065	$(213,836)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,112,292)	(146,397)
Change in fair value of warrant liabilities	31,800	122,483
Changes in current assets and current liabilities:
Prepaid expenses	(36,001)	(218,173)
Accrued expenses	133,152	30,000
Franchise tax payable	(56,801)	39,300
Income tax payable	137,398	—
Deferred income tax liability	49,207	—
Net cash used in operating activities	(886,472)	(386,623)

Cash flows from investing activities:
Purchase of investment held in Trust Account	—	(116,150,000)
Cash withdrawn from Trust Account to pay taxes	519,232	—
Cash withdrawn from Trust Account to pay redeemed public stockholders	63,169,451	—
Cash deposited in Trust Account for term extension	(720,000)	—
Net cash provided by (used in) investing activities	62,968,683	(116,150,000)

Cash flows from financing activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	—	115,000,000
Proceeds from sale of private placement units	—	5,300,000
Proceeds from sale of unit purchase option	—	100
Proceeds from issuance of promissory note to related party	870,000	200,000
Payment to redeemed public stockholders	(63,169,451)	—
Repayment of promissory note to related party	—	(200,000)
Repayment of advance from related party	—	(8,511)
Payment of underwriters’ commissions	—	(2,875,000)
Payment of deferred offering costs	—	(462,536)
Net cash provided by (used in) financing activities	(62,299,451)	116,979,053

Net change in cash	(217,240)	442,430
Cash, beginning of the period	340,962	4,952
Cash, end of the period	$123,722	$447,382
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$96,338,934
Initial recognition of warrant liabilities	$—	$587,717
Deferred underwriting fee payable	$—	$4,312,500
Allocation of offering costs to common stock subject to redemption	$—	$6,901,405
Accretion of Common stock to redemption value	$2,336,570	$26,712,471
Redeemed common stock payable	$63,169,451	$—
Excise tax liability	$631,696	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 29, 2023, the Sponsor made a deposit of $360,000 to the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from July 4, 2023 to October 4, 2023.

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

The Company has until October 4, 2023 (after depositing $360,000 into the Trust Account on June 29, 2023) to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate a Business Combination by such date, the Sponsor or its affiliates may extend the period of time to consummate a Business Combination five times by an additional one month each time to December 4, 2023 (for a total of 20 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees, within two business days prior to the applicable deadline, must deposit into the Trust Account $120,000 for each subsequent one-month extension.

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

On May 30, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, ANEW Medical Sub, Inc., a Wyoming corporation (“Merger Sub”), and ANEW Medical, Inc., a Wyoming corporation (“ANEW”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into ANEW, with ANEW as the surviving company in the merger and, after giving effect to such merger, a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger, the Company will change its name to “ANEW Medical, Inc.”

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of ANEW in exchange for shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), based on an implied ANEW equity value of $60,000,000, to be paid to ANEW stockholders at the effective time of the Merger. In addition, certain ANEW stockholders will be issued additional shares of Common Stock (the “Contingent Consideration Shares”), which will be issued as follows: (i) 2,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; (ii) 2,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; and (iii) 1,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the closing of the Merger.

In connection with the execution of the Business Combination Agreement, the Sponsor and other persons party thereto (together with the Sponsor, collectively, the “Company Insiders”), entered into a support agreement with the Company and ANEW (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of such Sponsor’s 2,875,000 shares of common stock (the “Founder Shares”) and 530,000 Private Units, each consisting of one share of Common Stock (such shares, together with the Founder Shares, the “Supporter Shares”), one warrant and one right, (i) in favor of (a) the Business Combination Agreement and each ancillary document to which the Company is a party and the transactions contemplated thereby and (b) the other proposals that the Company and ANEW agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders together with the proposal to approve the Merger, (ii) approval of the Company’s Amended and Restated Certificate of Incorporation and Bylaws and (iii) against any other action that would reasonably be expected to impede, interfere with or adversely affect the Merger. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, selling, assigning or transferring any Supporter Shares held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, the Sponsor agreed to waive, and not to assert or claim, to the fullest extent permitted by applicable law, any anti-dilution protection pursuant to the organizational documents of the Company in connection with the Merger.

The Sponsor Support Agreement commits 1,375,000 Founder Shares (the “Deferred Shares”) to a share escrow account which will be established at the closing of the Merger pursuant to an escrow agreement to be entered into on such date by and among the Company, the Company Insiders and Continental Stock Transfer & Trust Company, as escrow agent. The Deferred Shares will be released from the escrow account as follows: (i) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; (ii) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; and (iii) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the closing of the Merger.

In connection with the execution of the Business Combination Agreement, certain ANEW stockholders (the “ANEW Supporting Stockholders”) entered into a voting and support agreement with the Company and ANEW (the “ANEW Support Agreement”). Under the ANEW Support Agreement, each ANEW Supporting Stockholder agreed that, at any meeting of ANEW’s stockholders related to the transactions contemplated by the Business Combination Agreement, each such ANEW Supporting Stockholder will appear at the meeting or otherwise cause its shares to be voted (i) in favor of the Business Combination Agreement and the transactions contemplated thereby, and authorize and approve any amendment to ANEW’s governing documents that is deemed necessary or advisable by ANEW to effect the Merger; and (ii) against any other action would reasonably be expected to impede, interfere with or adversely affect the Merger.

The ANEW Support Agreement also restricts the ANEW Supporting Stockholders from, among other things, selling, assigning or otherwise transferring any of its shares unless the buyer, assignee or transferee thereof executes a joinder agreement to the ANEW Support Agreement in a form reasonably acceptable to the Company.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had cash of $123,722 and a working capital deficit of $646,300 (excluding income tax and franchise tax payable as the taxes will be paid out of the Trust Account). On March 22, 2023, March 30, 2023, and June 28, 2023 the Sponsor provided a loan of $150,000, $360,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). The Company has until October 4, 2023 (or December 4, 2023, if the time to complete a business combination is extended as described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until October 4, 2023 (or December 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in March 2023; as a result, the Company recorded $631,696 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 10, 2023.

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

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $123,722 and $340,962 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 852.52% and 0.00% for the three months ended June 30, 2023 and 2022, respectively, and 30.76% and 0.00% for six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to change in fair value of warrants and convertible notes and the change in valuation of deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(153,546)	$(208,826)	$967,065	$(213,836)
Accretion of common stock to redemption value(1)	(1,014,375)	(26,712,471)	(2,336,570)	(26,712,471)
Net loss including accretion of common stock to redemption value	$(1,167,921)	$(26,921,297)	$(1,369,505)	$(26,926,307)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(716,100)	$(451,821)	$(20,614,715)	$(6,306,582)
Accretion of common stock to redemption value(1)	1,014,375	—	26,712,471	—
Allocation of net income (loss)	$298,275	$(451,821)	$6,097,756	$(6,306,582)

Denominator:
Basic and diluted weighted average shares outstanding	5,396,650	3,405,000	11,066,667	3,385,583
Basic and diluted net income (loss) per share	$0.06	$(0.13)	$0.55	$(1.86)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(973,281)	$(396,224)	$(17,293,091)	$(9,633,216)
Accretion of common stock to redemption value(1)	2,336,570	—	26,712,471	—
Allocation of net income (loss)	$1,363,289	$(396,224)	$9,419,380	$(9,633,216)

Denominator:
Basic and diluted weighted average shares outstanding	8,364,025	3,405,000	5,533,333	3,082,375
Basic and diluted net income (loss) per share	$0.16	$(0.12)	$1.70	$(3.13)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Note

The Company initially accounted for its convertible promissory notes under ASC 815, “Derivatives and Hedging” and elected the fair value option under ASC 825. Using the fair value option method, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

Subsequently, the conversion feature of the convertible promissory notes was amended on May 15, 2023; the holder of the convertible promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into common stocks of the Company (see Note 6). As a result, the Company assessed the change in conversion feature and determined that the convertible promissory notes should be recorded as debt (liability) at cash proceeds on the balance sheet. The Company’s assessment of the embedded conversion feature considered the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity.

The Company’s assessment was also based on ASC 470-50 – Debt Modifications and Exchanges; management determined that the amended conversion option (which is based on shares of the Company’s common stocks) is substantially different from the original conversion option (which was based on units). Since each unit consists of one share of common stock, one share of right convertible into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination, the original conversion option offers at least 10% more shares of common stock (including underlying shares from the rights conversion) than the amended conversion option. As such, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023.

For all newly issued and unmodified convertible promissory notes, the Company elects an early adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for newly issued s as debt (liability) on the balance sheet. The Company considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Cash and Investment Held in Trust Account

As of June 30, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of $56,950,088 and $117,806,478 in cash and U.S. Treasury securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$56,950,088	$56,950,088	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$117,806,478	$117,806,478	—	—

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

As of June 30, 2023, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,695,000)
Proceeds allocated to Public Rights	(9,430,000)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Class A Common stock subject to possible redemption– December 31, 2022	$117,361,652
Plus:
Accretion of carrying value to redemption value – six months period ended June 30, 2023	2,336,570
Redeemed common stock payable to public stockholders	(63,169,451)
Class A Common stock subject to possible redemption– June 30, 2023	$56,528,771

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of June 30, 2023, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Note — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of June 30, 2023, the Company had no borrowings under the Promissory Notes.

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

On May 15, 2023, the conversion feature of Convertible Note 1 and Convertible Note 2 was amended; the holder of the convertible promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into shares of common stock of the Company, at a conversion price of $10.00 per share, upon consummation of the Business Combination.

On June 28, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 3”). Convertible Note 3 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 3, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

As of June 30, 2023, a total amount of $870,000 was outstanding under the three convertible promissory notes.

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

As of June 30, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the six months ended June 30, 2023 and 2022, the Company incurred $60,000 and $30,000, respectively, in fees for these services, of which $150,000 and $90,000 were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2023, there were 3,405,000 shares of common stock issued and outstanding (excluding 5,396,650 shares subject to possible redemption).

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

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$63,600	—	—	$63,600

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of June 30, 2023:

	Private Warrants	Total
Fair value at January 1, 2023	$31,800	$31,800
Change in fair value	31,800	31,800
Fair value as of June 30, 2023	$63,600	$63,600

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

The key inputs into the Black-Scholes model were as follows at their measurement date:

	June 30, 2023	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$10.46	$8.08
Expected Volatility	6.36%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	4.13%	2.42%

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

As a result of amendments to the conversion feature of Convertible Note 1 and Convertible Note 2, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023. As of June 30, 2023, the Convertible Note 1 and Convertible Note 2 were recorded at $150,000 and $360,000, respectively, based on the cash proceeds on March 22, 2023 and March 30, 2023.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Redwoods Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on March 16, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses, which we refer to herein as our “initial business combination.” We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units (as defined below), our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On March 31, 2023, we held a special meeting of stockholders, at which our stockholders approved (i) an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which we must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares with redemption value of approximately $63,169,451 (or $10.35 per share) of the Company’s common stock were tendered for redemption.

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

On May 30, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, ANEW Medical Sub, Inc., a Wyoming corporation (“Merger Sub”), and ANEW Medical, Inc., a Wyoming corporation (“ANEW”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into ANEW, with ANEW as the surviving company in the merger and, after giving effect to such merger, a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger, the Company will change its name to “ANEW Medical, Inc.”

Under the Business Combination Agreement, we will acquire all of the outstanding equity interests of ANEW in exchange for shares of our common stock, par value $0.0001 per share (the “Common Stock”), based on an implied ANEW equity value of $60,000,000, to be paid to ANEW stockholders at the effective time of the Merger. In addition, certain ANEW stockholders will be issued additional shares of Common Stock (the “Contingent Consideration Shares”), which will be issued as follows: (i) 2,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; (ii) 2,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; and (iii) 1,000,000 Contingent Consideration Shares upon the Company achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the closing of the Merger.

In connection with the execution of the Business Combination Agreement, the Sponsor and other persons party thereto (together with the Sponsor, collectively, the “Company Insiders”), entered into a support agreement with the Company and ANEW (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of such Sponsor’s 2,875,000 shares of common stock (the “Founder Shares”) and 530,000 Private Units, each consisting of one share of Common Stock (such shares, together with the Founder Shares, the “Supporter Shares”), one warrant and one right, (i) in favor of (a) the Business Combination Agreement and each ancillary document to which the Company is a party and the transactions contemplated thereby and (b) the other proposals that the Company and ANEW agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders together with the proposal to approve the Merger, (ii) approval of the Company’s Amended and Restated Certificate of Incorporation and Bylaws and (iii) against any other action that would reasonably be expected to impede, interfere with or adversely affect the Merger. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, selling, assigning or transferring any Supporter Shares held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, the Sponsor agreed to waive, and not to assert or claim, to the fullest extent permitted by applicable law, any anti-dilution protection pursuant to the organizational documents of the Company in connection with the Merger.

The Sponsor Support Agreement commits 1,375,000 Founder Shares (the “Deferred Shares”) to a share escrow account which will be established at the closing of the Merger pursuant to an escrow agreement to be entered into on such date by and among the Company, the Company Insiders and Continental Stock Transfer & Trust Company, as escrow agent. The Deferred Shares will be released from the escrow account as follows: (i) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; (ii) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the closing of the Merger; and (iii) 458,333 Deferred Shares upon the Company achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the closing of the Merger.

In connection with the execution of the Business Combination Agreement, certain ANEW stockholders (the “ANEW Supporting Stockholders”) entered into a voting and support agreement with the Company and ANEW (the “ANEW Support Agreement”). Under the ANEW Support Agreement, each ANEW Supporting Stockholder agreed that, at any meeting of ANEW’s stockholders related to the transactions contemplated by the Business Combination Agreement, each such ANEW Supporting Stockholder will appear at the meeting or otherwise cause its shares to be voted (i) in favor of the Business Combination Agreement and the transactions contemplated thereby, and authorize and approve any amendment to ANEW’s governing documents that is deemed necessary or advisable by ANEW to effect the Merger; and (ii) against any other action would reasonably be expected to impede, interfere with or adversely affect the Merger.

The ANEW Support Agreement also restricts the ANEW Supporting Stockholders from, among other things, selling, assigning or otherwise transferring any of its shares unless the buyer, assignee or transferee thereof executes a joinder agreement to the ANEW Support Agreement in a form reasonably acceptable to the Company.

See the Registration Statement on Form S-4 filed by the Company with the SEC on August 4, 2023 for additional information

On June 29, 2023, the Sponsor made a deposit of $360,000 to the Trust Account and extended the period of time we have to consummate an initial Business Combination from July 4, 2023 to October 4, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2023, we had a net loss of $153,546 which consisted of general and administrative expenses of $324,051, franchise tax of $33,900, an increase in fair value of warrant liabilities of $21,200, increase in fair value of convertible promissory notes of $462,670 and income tax expense of $173,949, offset by interest earned on the investments held in the Trust Account of $862,224. For the three months ended June 30, 2022, we had a net loss of $208,826 which consisted of general and administrative expenses of $193,440, franchise tax of $39,300, and an increase in fair value of warrant liabilities of $122,483, offset by interest earned on the investments held in the Trust Account of $146,397.

For the six months ended June 30, 2023, we had net income of $967,065 which consisted of general and administrative expenses of $617,705, franchise tax of $ 66,000, an increase in fair value of warrant liabilities of $31,800, and income tax expense of $429,722, offset by interest earned on the investments held in the Trust Account of $2,112,292. For the six months ended June 30, 2022, we had a net loss of $213,836 which consisted of general and administrative expenses of $198,450, franchise tax of $39,300, and an increase in fair value of warrant liabilities of $122,483, offset by interest earned on the investments held in the Trust Account of $146,397.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $56,950,088 consisted of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023, the Company had cash of $123,722 and a working capital deficit of $646,300 (excluding redemptions payable to public stockholders and income tax and franchise tax payable as these amounts will be paid out of the Trust Account). On March 22, March 30, and June 28, 2023, the Sponsor provided a loan of $150,000, $360,000 and $360,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 4, 2023 (or December 4, 2023, if the Company extends the time to complete a Business Combination) to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 15, 2023, the conversion feature of Convertible Note 1 and Convertible Note 2 was amended; the holder of the convertible promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into shares of common stock of the Company, at a conversion price of $10.00 per share, upon consummation of the Business Combination.

On June 28, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 3”). Convertible Note 3 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 3, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 to unaudited condensed consolidated financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Note

The Company initially accounted for its convertible promissory notes under ASC 815, “Derivatives and Hedging” and elected the fair value option under ASC 825. Using the fair value option method, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

Subsequently, the conversion feature of the convertible promissory notes was amended on May 15, 2023; the holder of the convertible promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the convertible promissory notes into common stocks of the Company (see Note 6). As a result, the Company assessed the change in conversion feature and determined that the convertible promissory notes should be recorded as debt (liability) at cash proceeds on the balance sheet. The Company’s assessment of the embedded conversion feature considered the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity.

The Company’s assessment was also based on ASC 470-50 – Debt Modifications and Exchanges; management determined that the amended conversion option (which is based on shares of the Company’s common stocks) is substantially different from the original conversion option (which was based on units). Since each unit consists of one share of common stock, one share of right convertible into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination, the original conversion option offers at least 10% more shares of common stock (including underlying shares from the rights conversion) than the amended conversion option. As such, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023.

For all newly issued and unmodified convertible promissory notes, the Company elects an early adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for newly issued s as debt (liability) on the balance sheet. The Company considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REDWOODS ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)