Form 10-K/A
period 2022-12-31
Redwoods Acquisition Corp.
filed 2023-10-18
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report of Redwoods Acquisition Corp. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 10, 2023 (the “Original Filing”). This Amendment is being filed solely to replace the report of Friedman LLP, the Company’s independent registered public accounting firm, included in the Original Filing with respect to the audited consolidated financial statements of the Company as of December 31, 2021 and for the period from March 16, 2021 (inception) through December 31, 2021, with a dual-dated report.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Accordingly, this Amendment consists of a cover page, this Explanatory Note, a revised Part II, Item 8, an updated Exhibit Index, new consents of the Company’s independent registered public accounting firms and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Filing and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. In addition, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing.

i

REDWOODS ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

ii

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

1

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
3.2	Certificate of Amendment, dated April 4, 2023, to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 filed with Form S-1 filed by the Registrant on March 10, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Form S-1 filed by the Registrant on March 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.5	Warrant Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.6	Rights Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.7	Unit Purchase Option, dated April 4, 2022, issued by the Company to Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.8+	Description of Securities

2

10.1	Letter Agreements, dated March 30, 2022, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.2	Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.3	Stock Escrow Agreement, dated March 30, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.4	Registration Rights Agreement, dated March 30, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.5	Subscription Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.5 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.6	Subscription Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.6 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.7	Indemnity Agreements, dated March 30, 2022, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.8	Administrative Support Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.8 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.9	Promissory Note to Redwoods Capital LLC, dated March 22, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on March 28, 2023).
10.10	Promissory Note to Redwoods Capital LLC, dated March 30, 2023 (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2023).
10.11	Amendment to the Investment Management Trust Agreement, dated April 4, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Form S-1 filed by the Registrant on March 10, 2022)
21.1+	List of Subsidiaries
23.1*	Consent of independent registered public accountant – Marcum LLP relating to this Annual Report on Form 10-K/A
23.2*	Consent of independent registered public accountant – Friedman LLP relating to this Annual Report on Form 10-K/A
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Previously filed.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2023	REDWOODS ACQUISITION CORP.

By:	/s/ Jiande Chen
Name:	Jiande Chen
Title:	Chief Executive Officer

4

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
April 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Redwoods Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Redwoods Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 16, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from March 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

January 31, 2022, except for Notes 3, 4, 7 and 8 which are dated March 25, 2022

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

Note 9 — Fair Value Measurements

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

REDWOODS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

