Form 10-Q
period 2023-09-30
Redwoods Acquisition Corp.
filed 2023-11-17
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 15, 2023, there were 8,801,650 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2023(Unaudited) and December 31, 2022 (Audited)	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and September 30, 2022	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II. Other Information	34
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	34
Signatures	35

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REDWOODS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$146,334	$340,962
Prepaid expenses	57,477	99,196
Total Current Assets	203,811	440,158

Investments held in Trust Account	57,811,916	117,806,478
Total Assets	$58,015,727	$118,246,636

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$327,642	$140,370
Franchise tax payable	99,000	122,801
Income tax payable	605,772	243,070
Excise tax liability	631,696	—
Total Current Liabilities	1,664,110	506,241

Warrant liability	74,200	31,800
Deferred tax liability	51,713	78,955
Convertible promissory note - related party	1,140,000	—
Deferred underwriting fee payable	4,312,500	4,312,500
Total Liabilities	7,242,523	4,929,496

Commitments and Contingencies

Common stock subject to possible redemption, 5,396,650 shares and 11,500,000 shares at redemption value of $10.60 and $10.21 per share as of September 30, 2023 and December 31, 2022, respectively	57,208,744	117,361,652

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 shares issued and outstanding	340	340
Additional paid-in capital	—	—
Accumulated deficit	(6,435,880)	(4,044,852)
Total Stockholders’ Deficit	(6,435,540)	(4,044,512)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$58,015,727	$118,246,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$259,227	$140,426	$876,932	$338,650
Franchise tax expenses	33,000	39,300	99,000	78,825
Loss from operations	(292,227)	(179,726)	(975,932)	(417,475)

Interest earned on investment held in Trust Account	741,827	312,199	2,854,119	458,596
Change in fair value of convertible notes	—	—	—	—
Change in fair value of warrant liabilities	(10,600)	678,400	(42,400)	555,917
Income before income taxes	439,000	810,873	1,835,787	597,038

Income taxes provision	(148,855)	(79,752)	(578,577)	(79,752)
Net income (loss)	$290,145	$731,121	$1,257,210	$517,286

Basic and diluted weighted average shares outstanding, redeemable common stock	5,396,650	11,500,000	7,364,030	7,551,471

Basic and diluted net income per share, redeemable common stock	$0.08	$0.59	$0.25	$1.12

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	3,405,000	3,405,000	3,191,498

Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(1.77)	$(0.16)	$(2.48)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Three and Nine Months Ended September 30, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

Accretion of common stock to redemption value	—	—	—	(1,322,195)	(1,322,195)

Excise tax liability	—	—	—	(631,696)	(631,696)

Net income	—	—	—	1,120,611	1,120,611
Balance as of March 31, 2023	3,405,000	340	$—	(4,878,132)	(4,877,792)
Accretion of common stock to redemption value	—	—	—	(1,014,375)	(1,014,375)

Net loss	—	—	—	(153,546)	(153,546)
Balance as of June 30, 2023	3,405,000	340	$—	(6,046,053)	(6,045,713)

Accretion of common stock to redemption value	—	—	—	(679,972)	(679,972)

Net income	—	—	—	290,145	290,145
Balance as of September 30, 2023	3,405,000	$340	$—	$(6,435,880)	$(6,435,540)

For the Three and Nine Months Ended September 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	$—	25,000

Net loss	—	—	—	(5,010)	(5,010)
Balance as of March 31, 2022	2,875,000	287	24,713	(8,569)	16,431

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(96,337,784)	—	(96,338,934)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(22,649,478)	(4,062,993)	(26,712,471)

Net loss	—	—	—	(208,826)	(208,826)
Balance as of June 30, 2022	3,405,000	$340	$—	$(4,280,388)	$(4,280,048)
Accretion of common stock to redemption value	—	—	—	(458,596)	(458,596)
Net income	—	—	—	731,121	731,121
Balance as of September 30, 2022	3,405,000	$340	$—	$(4,007,863)	$(4,007,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Cash flows from operating activities:	2023	2022
Net Income (loss)	$1,257,210	$517,286
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,854,119)	(458,596)
Change in fair value of warrant liabilities	42,400	(555,917)
Changes in current assets and current liabilities:
Prepaid expenses	41,718	(140,985)
Accrued expenses	187,272	60,000
Franchise tax payable	(23,801)	78,600
Income tax payable	362,702	79,752
Deferred income tax liability	(27,242)	—
Net cash used in operating activities	(1,013,860)	(419,860)

Cash flows from investing activities:
Purchase of investment held in Trust Account	—	(116,150,000)
Cash withdrawn from Trust Account to pay taxes	519,232	—
Cash withdrawn from Trust Account to pay redeemed public stockholders	63,169,451	—
Cash deposited in Trust Account for term extension	(840,000)	—
Net cash provided by (used in) investing activities	62,848,683	(116,150,000)

Cash flows from financing activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	—	115,000,000
Proceeds from sale of private placement units	—	5,300,000
Proceeds from sale of unit purchase option	—	100
Proceeds from issuance of promissory note to related party	1,140,000	200,000
Payment to redeemed public stockholders	(63,169,451)	—
Repayment of promissory note to related party	—	(200,000)
Repayment of advance from related party	—	(8,511)
Payment of underwriters’ commissions	—	(2,875,000)
Payment of deferred offering costs	—	(462,537)
Net cash provided by (used in) financing activities	(62,029,451)	116,979,052

Net change in cash	(194,628)	409,192
Cash, beginning of the period	340,962	4,952
Cash, end of the period	$146,334	$414,144
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$96,338,934
Initial recognition of warrant liabilities	$—	$587,717
Deferred underwriting fee payable	$—	$4,312,500
Allocation of offering costs to common stock subject to redemption	$—	$6,901,405
Accretion of Common stock to redemption value	$(3,016,543)	$27,171,067
Excise tax liability	$631,696	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Redwoods Acquisition Corp. (the “Company” or “Redwoods”) is a newly organized blank check company incorporated as a Delaware corporation on March 16, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 31, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trustee”), extending the date by which the Company must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares with redemption value of approximately $63,169,451 (or $10.35 per share) of the Company’s common stock were tendered for redemption.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of stockholder approval of the Extension Amendment and the Trust Amendment, the Sponsor, or any of their respective affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of the Business Combination. The loans will be forgiven by the contributors if the Company is unable to consummate the Business Combination except to the extent of any funds held outside of the Trust Account.

On March 31, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from April 4, 2023 to July 4, 2023, on June 29, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from July 4, 2023 to October 4, 2023, and subsequently on each of September 26, 2023 and November 1, 2023, the Sponsor made a deposit of $120,000 into the Trust Account to further extend the business combination period to December 4, 2023.

On November 13, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Second Extension Amendment”) to allow the Company to extend the date by which the Company must consummate a business combination up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 and (ii) an amendment to the Trust Agreement (the “Second Trust Amendment”) to allow the Company to extend the date on which the Trustee must liquidate the Trust Account by up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 by depositing $35,000 per month for each monthly extension. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,636,456 shares with redemption value of approximately $39,255,410 (or $10.79 per share) of the Company’s common stock were tendered for redemption.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 6) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, the shares underlying the Private Units (“Private Shares”) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has until December 4, 2023 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. As a result of stockholder approval of the Second Extension Amendment and the Second Trust Amendment, in order to extend the period of time available for the Company to consummate a Business Combination (the “Combination Period”), the Sponsor, or any of its affiliates or designees, within two business days prior to the applicable deadline, must deposit $35,000 into the Trust Account for each additional one-month extension.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 4, 2023, Redwoods entered into Amendment No. 1 to the Business Combination (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Business Combination Agreement from November 4, 2023 to March 4, 2024 (the “Termination Date”); provided, further, that (i) the right to terminate the Business Combination Agreement will not be available to Redwoods if any Redwoods party’s breach of any of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date, and (ii) the right to terminate the Business Combination Agreement will not be available to the Company if the Company’s breach of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had cash of $146,334 and a working capital deficit of $755,526 (excluding income tax and franchise tax payable as the taxes will be paid out of the Trust Account). On March 22, 2023, March 30, 2023, June 28, 2023, August 29, 2023 and September 25, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000, and $120,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). The Company has until December 4, 2023 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until December 4, 2023 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in March 2023; as a result, the Company recorded $631,696 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 10, 2023.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $146,334 and $340,962 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of September 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The Company’s effective tax rate was 33.91% and 9.84% for the three months ended September 30, 2023 and 2022, respectively, and 31.52% and 13.36% for nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to change in fair value of warrants, the change in valuation of deferred tax assets and non-deductible M&A costs.

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$290,145	$731,121	$1,257,210	$517,286
Accretion of common stock to redemption value(1)	(679,973)	(27,171,067)	(3,016,544)	(27,171,067)
Net loss including accretion of common stock to redemption value	$(389,828)	$(26,439,946)	$(1,759,334)	$(26,653,781)

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(239,019)	$(150,809)	$(20,399,824)	$(6,040,122)
Accretion of common stock to redemption value(1)	679,973	—	27,171,067	—
Allocation of net income (loss)	$440,954	$(150,809)	$6,771,243	$(6,040,122)

Denominator:
Basic and diluted weighted average shares outstanding	5,396,650	3,405,000	11,500,000	3,405,000
Basic and diluted net income (loss) per share	$0.08	$(0.04)	$0.59	$(1.77)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(1,203,060)	$(556,274)	$(18,735,533)	$(7,918,248)
Accretion of common stock to redemption value(1)	3,016,544	—	27,171,067	—
Allocation of net income (loss)	$1,813,484	$(556,274)	$8,435,534	$(7,918,248)

Denominator:
Basic and diluted weighted average shares outstanding	7,364,030	3,405,000	7,551,471	3,191,498
Basic and diluted net income (loss) per share	$0.25	$(0.16)	$1.12	$(2.48)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Notes

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying number of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Cash and Investment Held in Trust Account

As of September 30, 2023 and December 31, 2022, investment securities in the Company’s Trust Account consisted of $57,811,916 and $117,806,478 in cash and U.S. Treasury securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$57,811,916	$57,811,916	—	—

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$117,806,478	$117,806,478	—	—

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

As of September 30, 2023, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,695,000)
Proceeds allocated to Public Rights	(9,430,000)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Common stock subject to possible redemption– December 31, 2022	$117,361,652
Plus:
Accretion of carrying value to redemption value – nine months period ended September 30, 2023	3,016,543
Redeemed common stock payable to public stockholders	(63,169,451)
Common stock subject to possible redemption– September 30, 2023	$57,208,744

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of September 30, 2023, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Notes — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of September 30, 2023, the Company had no borrowings under the Promissory Notes.

On March 22, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $150,000 to the Sponsor (“Convertible Note 1”). On March 30, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 2”). These promissory notes are payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the promissory notes into Private Units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On May 15, 2023, the conversion feature of Convertible Note 1 and Convertible Note 2 was amended; the holder of the promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the promissory notes into shares of common stock of the Company, at a conversion price of $10.00 per share, upon consummation of the Business Combination.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 3”). Convertible Note 3 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 3, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On August 29, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $150,000 to the Sponsor (“Convertible Note 4”). Convertible Note 4 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 4, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On September 25, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $120,000 to the Sponsor (“Convertible Note 5”). Convertible Note 5 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 5, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

As of September 30, 2023, a total amount of $1,140,000 was outstanding under all five promissory notes.

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

As of September 30, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 and $30,000, respectively, in fees for these services, of which $180,000 and $90,000 were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2023, there were 3,405,000 shares of common stock issued and outstanding (excluding 5,396,650 shares subject to possible redemption).

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$74,200	—	—	$74,200

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of September 30, 2023:

	Private Warrants	Total
Fair value at January 1, 2023	$31,800	$31,800
Change in fair value	42,400	42,400
Fair value as of September 30, 2023	$74,200	$74,200

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

The key inputs into the Black-Scholes model were as follows at their measurement date:

	September 30, 2023	April 4, 2022 (initial measurement)
Exercise Price	$11.50	$11.50
Underlying share price	$10.67	$8.08
Expected Volatility	5.24%	25.62%
Warrant life (years)	5.0	5.0
Risk-free rate	4.60%	2.42%

REDWOODS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of amendments to the conversion feature of Convertible Note 1 and Convertible Note 2, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023. As of September 30, 2023, the Convertible Note 1 and Convertible Note 2 were recorded at $150,000 and $360,000, respectively, based on the cash proceeds on March 22, 2023 and March 30, 2023.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, as further disclosed in the footnotes and except as disclosed below, the Company did not identify any subsequent events that would have required disclosure in the unaudited condensed consolidated financial statements.

On November 1, 2023, the Sponsor made a deposit of $120,000 into the Trust Account to further extend the business combination period from November 4, 2023 to December 4, 2023.

On November 4, 2023, Redwoods entered into Amendment No. 1 to the Business Combination (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Business Combination Agreement from November 4, 2023 to March 4, 2024 (the “Termination Date”); provided, further, that (i) the right to terminate the Business Combination Agreement will not be available to Redwoods if any Redwoods party’s breach of any of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date, and (ii) the right to terminate the Business Combination Agreement will not be available to the Company if the Company’s breach of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date.

On November 13, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) the Second Extension Amendment and (ii) the Second Trust Amendment. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,636,456 shares with redemption value of approximately $39,255,410 (or $10.79 per share) of the Company’s common stock were tendered for redemption.

Following the special meeting on November 13, 2023, the Company and the Trustee entered into the Second Trust Amendment and the Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware which became effective upon filing. Pursuant to the Second Extension Amendment, the Company is permitted to extend the date by which the Company must consummate an initial business combination on a monthly basis up to twelve times from December 4, 2023 to December 4, 2024 by depositing $35,000 for each monthly extension in accordance with the terms of the Second Trust Amendment.

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

Extension Meetings

On March 31, 2023, we held a special meeting of stockholders, at which our stockholders approved (i) an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 30, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trustee”), extending the date by which we must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares with redemption value of $63,169,451 (or $10.35 per share) of the Company’s common stock were tendered for redemption.

As a result of stockholder approval of the Extension Amendment and the Trust Amendment, our sponsor, Redwoods Capital LLC (the “Sponsor”), or any of their respective affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of the Business Combination. The loans will be forgiven by the contributors if the Company is unable to consummate the Business Combination except to the extent of any funds held outside of the Trust Account.

On March 31, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time we have to consummate an initial Business Combination from April 4, 2023 to July 4, 2023, on June 29, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time we have to consummate an initial business combination from July 4, 2023 to October 4, 2023, and subsequently on each of September 26, 2023 and November 1, 2023, the Sponsor made a deposit of $120,000 into the Trust Account to further extend the business combination period to December 4, 2023.

On November 13, 2023, we held a special meeting of stockholders, at which our stockholders approved (i) an amendment to our amended and restated certificate of incorporation (the “Second Extension Amendment”) to allow us to extend the date by which we must consummate a business combination up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 and (ii) an amendment to the Trust Agreement (the “Second Trust Amendment”) to allow us to extend the date on which the Trustee must liquidate the Trust Account by up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 by depositing $35,000 per month for each monthly extension. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,636,456 shares with redemption value of approximately $39,255,410 (or $10.79 per share) of our common stock were tendered for redemption.

Following the special meeting on November 13, 2023, we and the Trustee entered into the Second Trust Amendment and we filed the Second Extension Amendment with the Secretary of State of the State of Delaware which became effective upon filing. Pursuant to the Second Extension Amendment, we are permitted to extend the date by which we must consummate an initial business combination on a monthly basis up to twelve times from December 4, 2023 to December 4, 2024 by depositing $35,000 for each monthly extension in accordance with the terms of the Second Trust Amendment.

ANEW Business Combination

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

On November 4, 2023, the Company entered into Amendment No. 1 to the Business Combination (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Business Combination Agreement from November 4, 2023 to March 4, 2024 (the “Termination Date”); provided, further, that (i) the right to terminate the Business Combination Agreement will not be available to the Company if any Company party’s breach of any of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date, and (ii) the right to terminate the Business Combination Agreement will not be available to the Company if the Company’s breach of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date.

See Amendment No. 2 to the Registration Statement on Form S-4 filed by the Company with the SEC on November 8, 2023 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2023, we had net income of $290,145 which consisted of general and administrative expenses of $259,227, franchise tax of $33,000, an increase in fair value of warrant liabilities of $10,600, and income tax expense of $148,855, offset by interest earned on the investments held in the Trust Account of $741,827. For the three months ended September 30, 2022, we had net income of $731,121 which consisted of general and administrative expenses of $140,426, franchise tax of $39,300, and a decrease in fair value of warrant liabilities of $678,400, and income tax expense of $79,752, offset by interest earned on the investments held in the Trust Account of $312,199.

For the nine months ended September 30, 2023, we had net income of $1,257,210 which consisted of general and administrative expenses of $876,932, franchise tax of $99,000, an increase in fair value of warrant liabilities of $42,400, and income tax expense of $578,577, offset by interest earned on the investments held in the Trust Account of $2,854,119. For the nine months ended September 30, 2022, we had net income of $517,286 which consisted of general and administrative expenses of $338,650, franchise tax of $78,825, and a decrease in fair value of warrant liabilities of $555,917, offset by interest earned on the investments held in the Trust Account of $458,596.

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

On March 31, 2023, we held a special meeting of stockholders, at which our stockholders approved the Extension Amendment and the Trust Amendment. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares of our common stock were tendered for redemption representing a total redemption amount of $63,169,451 (or $10.35 per share).

As a result of stockholder approval of the Extension Amendment and the Trust Amendment, the Sponsor, or any of its affiliates or designees, agreed to deposit into the Trust Account $360,000 for the initial three-month extension and $120,000 per month for each subsequent one-month extension. The extension payment(s) will bear no interest and will be repayable by the Company to the contributors upon consummation of an initial business combination. The loans will be forgiven by the contributors if the Company is unable to consummate an initial business combination except to the extent of any funds held outside of the Trust Account.

On March 31, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time we have to consummate an initial Business Combination from April 4, 2023 to July 4, 2023, on June 29, 2023, the Sponsor made a deposit of $360,000 into the Trust Account and extended the period of time we have to consummate an initial business combination from July 4, 2023 to October 4, 2023, and subsequently on each of September 26, 2023 and November 1, 2023, the Sponsor made a deposit of $120,000 each into the Trust Account to further extend the business combination period to December 4, 2023.

On November 13, 2023, we held a special meeting of stockholders, at which our stockholders approved (i) an amendment to our amended and restated certificate of incorporation to allow us to extend the date by which we must consummate a business combination up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 and (ii) an amendment to the Trust Agreement to allow us to extend the date on which the Trustee must liquidate the Trust Account by up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 by depositing $35,000 per month for each monthly extension. In connection with the stockholders’ vote at the special meeting, an aggregate of 3,636,456 shares with redemption value of approximately $39,255,410 (or $10.79 per share) of our common stock were tendered for redemption.

As of September 30, 2023, we had marketable securities held in the Trust Account of $57,811,916 consisted of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, the Company had cash of $146,334 and a working capital deficit of $755,526 (excluding redemptions payable to public stockholders and income tax and franchise tax payable as these amounts will be paid out of the Trust Account). On March 22, 2023, March 30, 2023, June 28, 2023, August 29, 2023 and September 25, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000 and $120,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 4, 2023 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) (the period of time it has to complete an initial business combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

On March 22, 2023, we issued an unsecured, non-interest bearing promissory note in the principal amount of up to $150,000 to the Sponsor (“Convertible Note 1”). The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On March 30, 2023, we issued an unsecured, non-interest bearing promissory note in the principal amount of up to $360,000 to the Sponsor (“Convertible Note 2”). The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On May 15, 2023, the conversion feature of Convertible Note 1 and Convertible Note 2 was amended; the holder of the promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the promissory notes into shares of common stock of the Company, at a conversion price of $10.00 per share, upon consummation of the Business Combination.

On June 28, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $360,000 to the Sponsor (“Convertible Note 3”). Convertible Note 3 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 3, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On August 29, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $150,000 to the Sponsor (“Convertible Note 4”). Convertible Note 4 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 4, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On September 25, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $120,000 to the Sponsor (“Convertible Note 5”). Convertible Note 5 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 5, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

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

Investments Held in Trust Account

As of September 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 to unaudited condensed consolidated financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Notes

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOODS ACQUISITION CORP.

Date: November 16, 2023	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2023	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)