Form 10-K
period 2023-12-31
Redwoods Acquisition Corp.
filed 2024-04-17
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $56.56 million.

As of April 16, 2024, there were 1,760,194 shares of common stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: PCAOB ID # 688 Auditor Name: Marcum LLP Auditor Location: East Hanover, NJ

DOCUMENTS INCORPORATED BY REFERENCE

None.

REDWOODS ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

We have until December 4, 2024 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate an initial business combination by such date, an amendment to the Investment Management Trust Agreement, dated March 30, 2022, allows us to extend the date on which the trustee must liquidate the trust account by up to twelve (12) times for an additional one month each time from December 4, 2023 to December 4, 2024 by depositing $35,000 per month for each monthly extension. If we are unable to consummate our initial business combination within the combination period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Initial Public Offering.

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

Holders of Record

As of April 16, 2024, there were 1,760,194 shares of our common stock issued and outstanding held by approximately six (6) holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On November 4, 2023, the Company entered into Amendment No. 1 to the Business Combination (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Business Combination Agreement from November 4, 2023 to March 4, 2024 (the “Termination Date”); provided, further, that (i) the right to terminate the Business Combination Agreement will not be available to the Company if any Company party’s breach of any of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date, and (ii) the right to terminate the Business Combination Agreement will not be available to the Company if the Company’s breach of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date. On April 16, 2024, the Company entered into a Side Letter to Business Combination Agreement by and among the Company, the Merger Sub and ANEW pursuant to which the parties agreed to extend the Termination Date to June 4, 2024.

Extension Meetings

On March 31, 2023, we held a special meeting of stockholders, at which our stockholders approved (i) an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, extending the date by which we must consummate a Business Combination from April 4, 2023 to July 4, 2023, with the ability to further extend the deadline on a monthly basis up to five times from July 4, 2023 to December 4, 2023. In connection with the stockholders’ vote at the special meeting, an aggregate of 6,103,350 shares with redemption value of $63,169,451 (or $10.35 per share) of the Company’s common stock were tendered for redemption.

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

On April 16, 2024, the Company entered into a Side Letter to Business Combination Agreement by and among the Company, the Merger Sub and ANEW pursuant to which the parties agreed to extend the Termination Date to June 4, 2024.

Adjournments

The Company called and provided a notice of a special meeting to be held on March 8, 2024, at 10:00 a.m. Eastern time, as a virtual meeting, to consider and vote upon the matters described in the Company’s definitive proxy statement filed with the SEC on February 20, 2024. On March 8, 2024, the Company convened the special meeting as scheduled and adjourned the special Meeting without any business being conducted.

On March 22, 2024, the Company reconvened its special meeting that was previously adjourned on March 8, 2024. At the special meeting, the stockholders present voted to adjourn the special meeting without any business being conducted.

On April 1, 2024, the Company reconvened its special meeting that was previously adjourned on March 22, 2024. At the special meeting, the stockholders present voted to adjourn the special meeting without any business being conducted. As announced at the special meeting, it will be reconvened at 10:00 a.m. Eastern Time on April 8, 2024.

On April 8, 2024, the Company reconvened its special meeting that was previously adjourned on March 22, 2024. At the special meeting, the stockholders present voted to adjourn the special meeting without any business being conducted. As announced at the special meeting, it will be reconvened at 10:00 a.m. Eastern Time on April 12, 2024.

On April 12, 2024, the Company completed its special meeting that was originally convened and adjourned on March 8, 2024. At the special meeting holders of 4,189,027 shares of common stock of the Company were present in person or by proxy, representing 81% of the total shares of common stock as of February 16, 2024, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved the business combination proposal, the charter proposal, the governance proposal, the incentive plan proposal, the director election proposal and the Nasdaq proposal. The Company plans to close the business combination transaction as soon as possible and will continue to accept reversal of redemption requests until closing. The Company’s stockholders elected to redeem an aggregate of 1,739,776 shares of common stock in connection with the special meeting.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2023, we had net income of $1,346,125 which consisted of general and administrative expenses of $1,225,241, franchise tax of $75,600, an increase in fair value of warrant liabilities of $26,500, and income tax expense of $690,572, offset by interest earned on the investments held in the Trust Account of $3,364,038.

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

As of December 31, 2023, we had marketable securities held in the Trust Account of $19,256,423 consisting of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we withdraw $519,232 interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2023, the Company had cash of $172,535 and working capital deficit of $2,113,550. On March 22 and March 30, 2023, June 28, 2023, August 29, 2023, September 25, 2023, and November 27, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000, $120,000, and $400,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Subsequently on each month from January 2024 to April 2024, the Sponsor made a deposit of $35,000 into the Trust Account to further extend the business combination period to May 4, 2024. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until June 4, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Promissory Notes - Related Party

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

On November 27, 2023, the Company issued an unsecured, non-interest-bearing promissory note in the principal amount of $400,000 to the Sponsor (“Convertible Note 6”). Convertible Note 6 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 6, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

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

Financial Advisor - Chardan

Chardan was independently retained as M&A and capital markets advisor by each of Redwoods (in April of 2022) and ANEW (in October of 2022) in connection with possible business combinations and related transactions that each was considering, including (eventually) the Merger. When Redwoods and ANEW commenced discussions in March of 2023 related to the Merger, Redwoods and ANEW consented to such dual representation in connection with the Merger and waived any conflicts of interest arising therefrom. On August 25, 2023, Redwoods received Chardan’s formal resignation from its previous engagement as Redwood’s M&A and capital markets advisor in connection with the Merger and of the fees to which Chardan would have been entitled for such engagement upon the closing of the Merger. Chardan’s letter indicated that it would continue its representation of ANEW in connection with the Merger and that Chardan was not waiving its entitlement to receive from Redwoods the deferred IPO underwriting commission described in Redwoods’ IPO prospectus. Upon the closing of the Merger, Chardan will be entitled to $4,312,500 in deferred IPO underwriting commissions from Redwoods.

Financial Advisor – Del Mar Global Advisors Limited (“Del Mar”)

On November 29, 2023, Redwoods and Del Mar executed a Consultant Agreement pursuant to which Del Mar is serving as a financial advisor to Redwoods on a consultancy basis. Redwoods has no prior relationship with Del Mar. At closing the business combination, 240,000 shares will be issued to Del Mar as financial advisor compensation to Redwoods. The 240,000 shares of Redwoods common stock are valued at $2,400,000 or $10 per share. Del Mar will retain an ownership interest of 2.2% of the issued and outstanding shares of the Combined Company’s Common Stock.

Contingent Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The contingent fee will become payable in the event that the Company completes a Business Combination. In the event that the Business Combination does not close and the Company receive a break-up fee or similar payment from the target company, The Company agrees to pay the legal counsel the balance of legal fees, up to the lesser of (i) one-half of the amount received from the target company, and (ii) $500,000. As of December 31, 2023 and 2022, the Company had deferred legal fees of $1.2 million and $0.3 million, respectively, in connection with such services.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates; we have identified the following critical accounting policies:

Investments Held in Trust Account

As of December 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Additionally, an armed conflict escalated between Russia and Ukraine in February 2022. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of our securities.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by December 4, 2024, if we extend the time to complete a business combination because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in controls over the protection of funds permitted for withdrawal from the Trust account, including the timely payment of income and other tax liabilities. Additionally, the Company lacks the controls needed to assure that the accounting for its income tax payable and deferred tax liability is accurate and complete, including properly evaluating classification of tax liabilities and differentiating them as current liability or non-current liability. Finally, the Company lacks adequate internal control over fair value measurement.

To address the material weakness management has implemented additional oversight of the cash availability for the Company’s operational needs, which includes segregation of funds restricted for payment of taxes and the requirement for an additional member of the Company’s management team to review and approve the disbursements from the Trust Account. We also plan to enhance our internal control over accounting for income tax and other tax liabilities and increase communication among our personnel and third-party professionals with whom we consult regarding tax accounting. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Jiande Chen	68	Chief Executive Officer and Chairman of the Board
Edward Cong Wang	40	Chief Financial Officer and Director
Raymond J. Gibbs	69	Director
Wei Kwang Ng	43	Director
Hong Li	60	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding (i) the actual beneficial ownership of the Company’s common stock as of February 9, 2024 (before the business combination) and (ii) the expected beneficial ownership of the combined company’s common stock immediately following consummation of the business combination, assuming that no public shares of the Company are redeemed, and alternatively the maximum number of shares of the Company are redeemed, by:

●	Each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	Each of our current executive officers and directors;

●	Each person who will become an executive officer or director of the combined company; and

●	all executive officers and directors of the Company, as a group, and of the combined company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of the Company’s common stock before the business combination is based on 5,165,194 shares of the Company’s common stock issued and outstanding as of February 9, 2024. The beneficial ownership of the combined company’s common stock immediately following consummation of the business combination is based on an assumed 12,722,194 shares of the combined company’s common stock issued and outstanding assuming that no public shares of the Company are redeemed, and 10,962,000 shares of the combined company’s common stock issued and outstanding assuming that the maximum number of shares of the Company are redeemed, in each case assuming (i) that no public stockholders exercise their redemption rights in connection with the initial business combination and (ii) all 12,030,000 public and private warrants which will become exercisable within sixty (60) days of the closing date of the initial business combination are taken into account. The maximum number of shares to be redeemed is calculated as 1,760,194 shares of the Company’s common stock in connection with the initial business combination.

			After the Business Combination
	Before the Business Combination		No Redemption		With Maximum Redemption
Name and Address of Beneficial Owner(1)	Number of Shares	Percent Owned	Number of Shares	Percent Owned	Number of Shares	Percent Owned
Directors and Executive Officers Pre-Business Combination:
Jiande Chen	45,000	*	45,000	*	45,000	*
Edward Cong Wang	35,000	*	35,000	*	35,000	*
Raymond J. Gibbs	35,000	*	35,000	*	35,000	*
Wei Kwang Ng	30,000	*	30,000	*	30,000	*
Hong Li	30,000	*	30,000	*	30,000	*
All directors and executive officers prior to the business combination as a group (five individuals)	175,000	1.99	175,000	*	175,000	*
Five Percent Holders Pre-Business Combination:
Redwoods Capital LLC(2)	3,115,000	35.39	3,115,000	12.6%	3,115,000	13.5%

			After the Business Combination
	Before the Business Combination		No Redemption		With Maximum Redemption
Name and Address of Beneficial Owner(1)	Number of Shares	Percent Owned	Number of Shares	Percent Owned	Number of Shares	Percent Owned
Directors and Executive Officers Post-Business Combination:
Joseph Sinkule	1,400,000	—	1,400,000	5.65%	1,400,000	6.09%
Peter Moriarty	—	—	—	—	—	—
Shalom Z. Hirschman	400,000	—	400,000	1.61%	400,000	1.73%
Samuel Zentman	390,000	—	390,000	1.56%	390,000	1.70%
Jon W. McGarity	—	—	—	—	—	—
Edward Cong Wang	35,000	*	35,000	*	35,000	*
All directors and executive officers of the Combined Company as a group (7 individuals)	2,225,000	*	2,225,000	8.99%	2,225,000	9.67%
Five Percent Holders Post-Business Combination:
Redwoods Capital LLC(2)	3,115,000	—	3,115,000	12.58%	3,115,000	13.55%
Joseph Sinkule	1,400,000		1,400,000	5.65%	1,400,000	6.09%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals listed under the headings “Directors and Executive Officers Pre-Business Combination” and “Five Percent Holders Pre-Business Combination” is c/o Redwoods Acquisition Corp., 1115 Broadway, 12th Floor, New York, NY 10010.
(2)	Redwoods Capital LLC, a Delaware limited liability company, our sponsor, is controlled by Min Gan.

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

Related Party Loans

On March 22, 2023, we issued Convertible Note 1. The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On March 30, 2023, we issued Convertible Note 2. The promissory note is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the promissory note, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into private units of the Company, at a price of $10.00 per unit, upon consummation of the Business Combination.

On May 15, 2023, the conversion feature of Convertible Note 1 and Convertible Note 2 was amended; the holder of the promissory notes, in its sole discretion, may convert any or all of the unpaid principal under the promissory notes into shares of common stock of the Company, at a conversion price of $10.00 per share, upon consummation of the Business Combination.

On June 28, 2023, the Company issued Convertible Note 3. Convertible Note 3 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 3, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On August 29, 2023, the Company issued Convertible Note 4. Convertible Note 4 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 4, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

On September 25, 2023, the Company issued Convertible Note 5. Convertible Note 5 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 5, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $198,555 and $35,750, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of our financial statements.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firms other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
2.1	Business Combination Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC. (incorporated by reference to Exhibit 2.1 filed with Form 8-K filed by the Registrant on June 5, 2023)
2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 4, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC. (incorporated by reference to Exhibit 2.1 filed with Form 8-K filed by the Registrant on November 7, 2023)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
3.2	Certificate of Amendment, dated April 4, 2023, to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 filed with Form S-1 filed by the Registrant on March 10, 2022).
3.4	Certificate of Amendment, dated November 13, 2023, to Amended and Restated Certificate of Incorporation of RWOD (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed by the Registrant on November 14, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Form S-1 filed by the Registrant on March 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 filed with Form S-1/A filed by the Registrant on March 25, 2022).
4.5	Warrant Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.6	Rights Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.7	Unit Purchase Option, dated April 4, 2022, issued by the Company to Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 filed with Form 10-K/A filed by the Registrant on October 18, 2023)

10.1	Letter Agreements, dated March 30, 2022, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.2	Investment Management Trust Agreement, dated March 30, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.3	Stock Escrow Agreement, dated March 30, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.4	Registration Rights Agreement, dated March 30, 2022, by and among the Company, the initial stockholders of the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.5	Subscription Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.5 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.6	Subscription Agreement, dated March 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.6 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.7	Indemnity Agreements, dated March 30, 2022, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.7 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.8	Administrative Support Agreement, dated March 30, 2022, by and between the Company and Redwoods Capital LLC (incorporated by reference to Exhibit 10.8 filed with Form 8-K filed by the Registrant on April 4, 2022).
10.9	Promissory Note to Redwoods Capital LLC, dated March 22, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on March 28, 2023).
10.10	Promissory Note to Redwoods Capital LLC, dated March 30, 2023 (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on April 4, 2023).
10.11	Amendment to the Investment Management Trust Agreement, dated April 4, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on April 4, 2023).
10.12	Amendment No. 2 to the Investment Management Trust Agreement, dated November 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on November 14, 2023).
10.13	Promissory Note to Redwoods Capital LLC, dated September 25, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by Registrant on September 25, 2023)
10.14	Sponsor Support Agreement, dated May 30, 2023, by and among a Supporter, ANEW MEDICAL, INC. and Redwoods Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with Form 8-K filed by the Registrant on June 5, 2023)
10.15	Voting and Support Agreement, dated May 30, 2023, by and among ANEW MEDICAL, INC., certain stockholders of ANEW MEDICAL, INC. and Redwoods Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with Form 8-K filed by the Registrant on June 5, 2023)
10.16	Registration Rights Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., certain stockholders of ANEW MEDICAL, INC. and the Founder Holders. (incorporated by reference to Exhibit 10.3 filed with Form 8-K filed by the Registrant on June 5, 2023)
10.17	Lock-up Agreement, dated May 30, 2023, by and between Holders of ANEW MEDICAL, INC. and Redwoods Acquisition Corp. (incorporated by reference to Exhibit 10.4 filed with Form 8-K filed by the Registrant on June 5, 2023)
10.18*	Side Letter to Business Combination Agreement, dated April 16, 2024, by and among Redwoods Acquisition Corp, ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC.
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Form S-1 filed by the Registrant on March 10, 2022)
21*	List of Subsidiaries
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2024	REDWOODS ACQUISITION CORP.

By:	/s/ Jiande Chen
Name:	Jiande Chen
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jiande Chen	Chief Executive Officer and Director	April 16, 2024
Jiande Chen	(Principal Executive Officer)

/s/ Edward Cong Wang	Chief Financial Officer and Director	April 16, 2024
Edward Cong Wang	(Principal Accounting and Financial Officer)

/s/ Raymond J. Gibbs	Director	April 16, 2024
Raymond J. Gibbs

/s/ Wei Kwang Ng	Director	April 16, 2024
Wei Kwang Ng

/s/ Hong Li	Director	April 16, 2024
Hong Li

REDWOODS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Redwoods Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwoods Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended). The Company entered into a business combination agreement with a business combination target on May 30, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 4, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 4, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

East Hanover, New Jersey
April 16, 2024

REDWOODS ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets
Cash	$172,535	$340,962
Prepaid expenses	26,995	99,196
Total Current Assets	199,530	440,158

Investments held in Trust Account	19,256,423	117,806,478
Total Assets	$19,455,953	$118,246,636

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$396,669	$140,370
Due to related party	65,000	—
Franchise tax payable	75,600	122,801
Income tax payable	751,562	243,070
Excise tax liability	1,024,249	—
Total Current Liabilities	2,313,080	506,241

Warrant liability	58,300	31,800
Deferred income tax payable	17,919	78,955
Convertible promissory note - related party	1,540,000	—
Deferred underwriting fee payable	4,312,500	4,312,500
Total Liabilities	8,241,799	4,929,496

Commitments and Contingencies

Common stock subject to possible redemption, 1,760,194 shares and 11,500,000 shares at redemption value of $10.55 and $10.21 per share as of December 31, 2023 and 2022, respectively	18,564,656	117,361,652

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 shares issued and outstanding	340	340
Additional paid-in capital	—	—
Accumulated deficit	(7,350,842)	(4,044,852)
Total Stockholders’ Deficit	(7,350,502)	(4,044,512)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$19,455,953	$118,246,636

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022

General and administrative expenses	$1,225,241	$533,992
Franchise tax expense	75,600	123,026
Loss from operations	(1,300,841)	(657,018)

Interest earned on investment held in Trust Account	3,364,038	1,656,478
Change in fair value of warrant liabilities	(26,500)	555,917
Income before income taxes	2,036,697	1,555,377

Income tax provision	(690,572)	(322,025)
Net income	$1,346,125	$1,233,352

Basic and diluted weighted average shares outstanding, redeemable common stock	6,350,072	8,526,027

Basic and diluted net income per share, redeemable common stock	0.34	1.05

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	3,236,568

Basic and diluted net loss per share, non-redeemable common stock	$(0.23)	$(2.39)

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

Excise tax liability	—	—	—	(1,024,249)	(1,024,249)

Accretion of common stock to redemption value	—	—	—	(3,627,865)	(3,627,865)

Net income for the year	—	—	—	1,346,125	1,346,125
Balance as of December 31, 2023	3,405,000	$340	$—	$(7,350,842)	$(7,350,502)

For the Year Ended December 31, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	—	$—	$—	$(3,559)	$(3,559)

Common stock issued to initial stockholders	2,875,000	287	24,713	$—	25,000

Sale of public units in initial public offering	11,500,000	1,150	114,998,850	—	115,000,000

Sale of private placement units	530,000	53	5,299,947	—	5,300,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(7,187,500)	—	(7,187,500)

Offering costs	—	—	(462,536)	—	(462,536)

Warrant Liabilities	—	—	(587,717)	—	(587,717)

Reclassification of common stock subject to redemption	(11,500,000)	(1,150)	(94,873,850)	—	(94,875,000)

Allocation of offering costs to common stock subject to redemption	—	—	6,901,405	—	6,901,405

Accretion of common stock to redemption value	—	—	(24,113,412)	(5,274,645)	(29,388,057)

Net income for the year	—	—	—	1,233,352	1,233,352
Balance as of December 31, 2022	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

The accompanying notes are an integral part of these financial statements.

REDWOODS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
Cash Flows from Operating Activities:	2023	2022
Net Income (loss)	$1,346,125	$1,233,352
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,364,038)	(1,656,478)
Change in fair value of warrant liabilities	26,500	(555,917)
Changes in current assets and current liabilities:
Prepaid expenses	72,201	(99,196)
Accrued expenses	256,299	140,370
Franchise tax payable	(47,201)	122,801
Income tax payable	508,492	243,070
Deferred income tax payable	(61,037)	78,955
Net cash used in operating activities	(1,262,659)	(493,043)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(116,150,000)
Cash withdrawn from Trust Account to pay taxes	519,232	—
Cash withdrawn from Trust Account to pay redeemed public stockholders	102,424,861	—
Cash deposited into Trust Account for term extension	(1,030,000)	—
Net cash provided by (used in) investing activities	101,914,093	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	—	115,000,000
Proceeds from sale of private placement units	—	5,300,000
Proceeds from sale of unit purchase option	—	100
Proceeds from issuance of promissory note to related party	1,540,000	200,000
Advance from related party	65,000	—
Payment to redeemed public stockholders	(102,424,861)	—
Repayment of promissory note to related party	—	(200,000)
Repayment of advance from related party	—	(8,511)
Payment of underwriters’ commissions	—	(2,875,000)
Payment of deferred offering costs	—	(462,537)
Net cash provided by (used in) financing activities	(100,819,861)	116,979,052

Net change in cash	(168,427)	336,010
Cash, beginning of the year	340,962	4,952
Cash, end of the year	$172,535	$340,962
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$94,873,850
Initial recognition of warrant liabilities	$—	$587,717
Deferred underwriting fee payable	$—	$4,312,500
Allocation of offering costs to common stock subject to redemption	$—	$6,901,405
Accretion of Common stock to redemption value	$3,627,865	$29,388,057
Excise tax liability	$1,024,250	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the special meeting on November 13, 2023, the Company and the Trustee entered into the Second Trust Amendment and the Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware which became effective upon filing. Pursuant to the Second Extension Amendment, the Company is permitted to extend the date by which the Company must consummate an initial business combination on a monthly basis up to twelve times from December 4, 2023 to December 4, 2024 by depositing $35,000 for each monthly extension in accordance with the terms of the Second Trust Amendment. Subsequently on each month from January 2024 to April 2024, the Sponsor made a deposit of $35,000 into the Trust Account to further extend the business combination period to May 4, 2024.

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

The Company has until June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. As a result of stockholder approval of the Second Extension Amendment and the Second Trust Amendment, in order to extend the period of time available for the Company to consummate a Business Combination (the “Combination Period”), the Sponsor, or any of its affiliates or designees, within two business days prior to the applicable deadline, must deposit $35,000 into the Trust Account for each additional one-month extension.

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

On November 4, 2023, Redwoods entered into Amendment No. 1 to the Business Combination (the “Amendment”) with the other parties thereto. The Amendment extends the termination date under the Business Combination Agreement from November 4, 2023 to March 4, 2024 (the “Termination Date”); provided, further, that (i) the right to terminate the Business Combination Agreement will not be available to Redwoods if any Redwoods party’s breach of any of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date, and (ii) the right to terminate the Business Combination Agreement will not be available to the Company if the Company’s breach of its covenants or obligations under the Business Combination Agreement will have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before the Termination Date. On April 16, 2024, Redwoods entered into a Side Letter to Business Combination Agreement by and among Redwoods, Merger Sub and ANEW pursuant to which the parties agreed to extend the Termination Date to June 4, 2024.

Use of Funds Restricted for Payment of Taxes

In April 2023, the Company withdrew approximately $519,231 of interest income earned in the Trust Account. Such amount was restricted for payment of the Company’s income and franchise tax liabilities as provided in the Company’s charter. During the third quarter of 2023, approximately $153,089 of these funds were inadvertently used for the payments of general operating expenses. These funds were replenished to the Company’s operating account by the Sponsor loans during the fourth quarter 2023. The Company subsequently paid $150,000 income tax on January 22, 2024.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $172,535 and a working capital deficit of $2,113,550. On March 22, 2023, March 30, 2023, June 28, 2023, August 29, 2023, September 25, 2023, and November 27, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000, $120,000, and $400,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). Subsequently on each month from January 2024 to March 2024, the Sponsor made a deposit of $35,000 per month into the Trust Account to further extend the business combination period to May 4, 2024. The Company has until June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in March 2023 and November 2023; as a result, the Company recorded $1,024,250 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $172,535 and $340,962 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

Investments Held in Trust Account

As of December 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of New York as its only “major” tax jurisdictions.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net income	$1,346,125	$1,233,352
Accretion of common stock to redemption value(1)	(3,627,864)	(29,388,057)
Net loss including accretion of common stock to redemption value	$(2,281,739)	$(28,154,705)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(1,485,301)	$(796,439)	$(20,407,722)	$(7,746,983)
Accretion of common stock to redemption value(1)	3,627,864	—	29,388,057	—
Allocation of net income (loss)	$2,142,564	$(796,439)	$8,980,335	$(7,746,983)

Denominator:
Basic and diluted weighted average shares outstanding	6,350,072	3,405,000	8,526,027	3,236,568
Basic and diluted net income (loss) per share	$0.34	$(0.23)	$1.05	$(2.39)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Cash and Investment Held in Trust Account

As of December 31, 2023 and 2022, investment securities in the Company’s Trust Account consisted of $19,256,423 and $117,806,478 in cash and U.S. Treasury securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$19,256,423	$19,256,423	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$117,806,478	$117,806,478	—	—

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

As of December 31, 2023 and 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,695,000)
Proceeds allocated to Public Rights	(9,430,000)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Common stock subject to possible redemption– December 31, 2022	$117,361,652
Plus:
Accretion of carrying value to redemption value	3,627,865
Redeemed common stock payable to public stockholders	(102,424,861)
Common stock subject to possible redemption– December 31, 2023	$18,564,656

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of December 31, 2023 and 2022, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Notes — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of December 31, 2023 and 2022, the Company had no borrowings under the Promissory Notes.

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

On November 27, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $400,000 to the Sponsor (“Convertible Note 6”). Convertible Note 6 is payable upon the closing of the Business Combination or the liquidation of the Company. The holder of the Convertible Note 6, in its sole discretion, may convert any or all of the unpaid principal under the promissory note into shares of common stock of the Company, at a price of $10.00 per share, upon consummation of the Business Combination.

As of December 31, 2023 and 2022, a total amount of $1,540,000 and $0 was outstanding under promissory notes.

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

As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $90,000, respectively, in fees for these services, of which $210,000 and $90,000 were included in accrued expenses in the accompanying balance sheets as of December 31, 2023 and 2022, respectively.

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

Financial Advisor - Chardan

Chardan was independently retained as M&A and capital markets advisor by each of Redwoods (in April of 2022) and ANEW (in October of 2022) in connection with possible business combinations and related transactions that each was considering, including (eventually) the Merger. When Redwoods and ANEW commenced discussions in March of 2023 related to the Merger, Redwoods and ANEW consented to such dual representation in connection with the Merger and waived any conflicts of interest arising therefrom. On August 25, 2023, Redwoods received Chardan’s formal resignation from its previous engagement as Redwood’s M&A and capital markets advisor in connection with the Merger and of the fees to which Chardan would have been entitled for such engagement upon the closing of the Merger. Chardan’s letter indicated that it would continue its representation of ANEW in connection with the Merger and that Chardan was not waiving its entitlement to receive from Redwoods the deferred IPO underwriting commission described in Redwoods’ IPO prospectus. Upon the closing of the Merger, Chardan will be entitled to $4,312,500 in deferred IPO underwriting commissions from Redwoods.

Financial Advisor – Del Mar Global Advisors Limited (“Del Mar”)

On November 29, 2023, Redwoods and Del Mar executed a Consultant Agreement pursuant to which Del Mar is serving as a financial advisor to Redwoods on a consultancy basis. Redwoods has no prior relationship with Del Mar. At closing the business combination, 240,000 shares will be issued to Del Mar as financial advisor compensation to Redwoods. The 240,000 shares of Redwoods common stock are valued at $2,400,000 or $10 per share. Del Mar will retain an ownership interest of 2.2% of the issued and outstanding shares of the Combined Company’s Common Stock.

Contingent Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The contingent fee will become payable in the event that the Company completes a Business Combination. In the event that the Business Combination does not close and the Company receive a break-up fee or similar payment from the target company, The Company agrees to pay the legal counsel the balance of legal fees, up to the lesser of (i) one-half of the amount received from the target company, and (ii) $500,000. As of December 31, 2023 and 2022, the Company had deferred legal fees of $1.2 million and $0.3 million, respectively, in connection with such services.

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 3,405,000 shares of common stock issued and outstanding (excluding 1,760,194 shares and 11,500,000 shares subject to possible redemption, respectively).

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of December 31, 2023 and 2022, there were 12,030,000 rights issued and outstanding.

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. As of December 31, 2023 and 2022, there were 12,030,000 warrants issued and outstanding. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$58,300	—	—	$58,300

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$31,800	—	—	$31,800

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of December 31, 2023:

	Private Warrants	Total
Fair value at January 1, 2023	$31,800	$31,800
Change in fair value	26,500	26,500
Fair value as of December 31, 2023	$58,300	$58,300

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

The key inputs into the Black-Scholes model were as follows at their measurement date:

	December 31, 2023	December 31, 2022
Exercise Price	$11.50	$11.50
Underlying share price	$10.70	$10.06
Expected Volatility	3.51%	2.97%
Warrant life (years)	5.0	5.0
Risk-free rate	3.84%	3.99%

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

	March 31, 2023 Convertible Note 2	March 22, 2023 Convertible Note 1
Strike Price	$10.00	$10.00
Spot Price	$10.28	$10.26
Time to maturity	0.68	0.70
Business combination success rate	9%	9%
Expected Volatility	5.0%	5.0%
Expected dividend rate	0%	0%
Risk-free rate	4.8%	4.7%

The following table presents the changes in the fair value of the Level 3 Convertible Notes:

Fair value as of January 1, 2023	$—
Proceeds received through Convertible Note 1 on March 22, 2023	150,000
Proceeds received through Convertible Note 2 on March 30, 2023	360,000
Change in valuation inputs or other assumptions	(462,670)
Fair value as of March 31, 2023	$47,330

As a result of amendments to the conversion feature of Convertible Note 1 and Convertible Note 2, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023. As of December 31, 2023, the Convertible Note 1 and Convertible Note 2 were recorded at $150,000 and $360,000, respectively, based on the cash proceeds on March 22, 2023 and March 30, 2023.

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	308,260	112,138
Unrealized gain on investments held in trust account	(17,919)	(78,955)
Total deferred tax asset	290,341	33,183
Valuation allowance	(308,260)	(112,138)
Deferred tax liability, net of allowance	$(17,919)	$(78,955)

The income tax provision consists of the following:

	For the year ended December 31,
	2023	2022
Federal
Current	$751,609	$243,070
Deferred	(257,159)	(33,183)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	196,122	112,138
Income tax provision	$690,572	$322,025

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the year ended December 31,
	2023	2022
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Change in fair value of warrants	0.27%	(7.51)%
Transaction costs	3.00%	—
Change in valuation allowance	9.63%	7.21%
	33.90%	20.70%

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The changes in the valuation allowance were $308,260 and $112,138 for the year ended December 31, 2023 and 2022, respectively.

The provisions for U.S. federal income taxes were $690,572 and $322,025 (including deferred tax liability of $17,919 and $78,955) for the years ended December 31, 2023 and 2022, respectively. The Company’s tax returns for the year ended December 31, 2023, 2022 and 2021 remain open and subject to examination.

Note 11 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on this review, as further disclosed in the footnotes and except as disclosed below, the Company did not identify any subsequent events that would have required disclosure in the consolidated financial statements.

On January 31, 2024, February 29, 2024, and March 31, 2024, the Sponsor made a deposit of $35,000 each time into the Trust Account to further extend the business combination period from February 4, 2024 to May 4, 2024.

On April 12, 2024, the Company completed its special meeting that was originally convened and adjourned on March 8, 2024. At the special meeting holders of 4,189,027 shares of common stock of the Company were present in person or by proxy, representing 81% of the total shares of common stock as of February 16, 2024, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved the business combination proposal, the charter proposal, the governance proposal, the incentive plan proposal, the director election proposal and the Nasdaq proposal. The Company plans to close the business combination transaction as soon as possible and will continue to accept reversal of redemption requests until closing. The Company’s stockholders elected to redeem an aggregate of 1,739,776 shares of common stock in connection with the special meeting.