Form 10-Q
period 2024-03-31
Redwoods Acquisition Corp.
filed 2024-05-23
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 22, 2024, there were 5,165,194 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

REDWOODS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I-FINANCIAL INFORMATION

Item 1.-Financial Statements.

REDWOODS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets
Cash	$8,051	$172,535
Prepaid expenses	—	26,995
Total Current Assets	8,051	199,530

Investments held in Trust Account	19,578,086	19,256,423
Total Assets	$19,586,137	$19,455,953

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$467,916	$396,669
Due to related party	347,052	65,000
Franchise tax payable	93,600	75,600
Income tax payable	650,462	751,562
Excise tax liability	1,024,249	1,024,249
Total Current Liabilities	2,583,279	2,313,080

Warrant liability	41,340	58,300
Deferred income tax payable	18,087	17,919
Convertible promissory note - related party	1,540,000	1,540,000
Deferred underwriting fee payable	4,312,500	4,312,500
Total Liabilities	8,495,206	8,241,799

Commitments and Contingencies

Common stock subject to possible redemption, 1,760,194 shares and 1,760,194 shares at redemption value of $10.69 and $10.55 per share as of March 31, 2024 and December 31, 2023, respectively	18,819,250	18,564,656

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,405,000 shares issued and outstanding	340	340
Additional paid-in capital	—	—
Accumulated deficit	(7,728,659)	(7,350,842)
Total Stockholders’ Deficit	(7,728,319)	(7,350,502)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$19,586,137	$19,455,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

General and administrative expenses	$324,777	$293,654
Franchise tax expenses	18,000	32,100
Loss from operations	(342,777)	(325,754)

Interest earned on investments held in Trust Account	251,663	1,250,068
Change in fair value of convertible notes	—	462,670
Change in fair value of warrant liabilities	16,960	(10,600)
Income (loss) before income taxes	(74,154)	1,376,384

Income tax provision	(49,069)	(255,773)
Net income (loss)	$(123,223)	$1,120,611

Basic and diluted weighted average shares outstanding, redeemable common stock	1,760,194	11,364,370

Basic and diluted net income per share, redeemable common stock	$0.07	$0.10

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,405,000	3,405,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Three Month Ended March 31, 2024

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	3,405,000	$340	$—	$(7,350,842)	$(7,350,502)

Accretion of common stock to redemption value	—	—	—	(254,594)	(254,594)

Net income	—	—	—	(123,223)	(123,223)
Balance as of March 31, 2024	3,405,000	$340	$—	$(7,728,659)	$(7,728,319)

For the Three Month Ended March 31, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	3,405,000	$340	$—	$(4,044,852)	$(4,044,512)

Accretion of common stock to redemption value	—	—	—	(1,322,195)	(1,322,195)

Exercise tax liability	—	—	—	(631,696)	(631,696)

Net income	—	—	—	1,120,611	1,120,611
Balance as of March 31, 2023	3,405,000	$340	$—	$(4,878,132)	$(4,877,792)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDWOODS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net Income (loss)	$(123,223)	$1,120,611
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(251,663)	(1,250,068)
Change in fair value of convertible notes	—	(462,670)
Change in fair value of warrant liabilities	(16,960)	10,600
Changes in current assets and current liabilities:
Prepaid expenses	26,995	(122,876)
Accrued expenses	71,247	166,354
Franchise tax payable	18,000	(90,701)
Income tax payable	(101,100)	160,947
Deferred income tax liability	168	94,826
Net cash used in operating activities	(376,536)	(372,977)

Cash flows from investing activities:
Cash deposited in Trust Account	(70,000)	(360,000)
Net cash used in investing activities	(70,000)	(360,000)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes to related party	—	510,000
Advance from related party	282,052	—
Net cash provided by financing activities	282,052	510,000

Net change in cash	(164,483)	(222,977)
Cash, beginning of the period	172,535	340,962
Cash, end of the period	$8,051	$117,985
Supplemental Disclosure of Non-cash Financing Activities
Accretion of Common stock to redemption value	$254,594	$1,322,195
Exercise tax liability	$—	$631,696
Income tax paid	$150,000	$—

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation, the initial public offering (“IPO” as defined below in Note 4) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the special meeting on November 13, 2023, the Company and the Trustee entered into the Second Trust Amendment and the Company filed the Second Extension Amendment with the Secretary of State of the State of Delaware which became effective upon filing. Pursuant to the Second Extension Amendment, the Company is permitted to extend the date by which the Company must consummate an initial business combination on a monthly basis up to twelve times from December 4, 2023 to December 4, 2024 by depositing $35,000 for each monthly extension in accordance with the terms of the Second Trust Amendment. Subsequently on each month from January 2024 to April 2024, the Sponsor made a deposit of $35,000 into the Trust Account to further extend the business combination period to June 4, 2024.

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

The Initial Stockholders and Chardan have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares and Public Shares (excluding 1,760,194 public shares subject to possible redemption) held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had cash of $8,051 and a working capital deficit of $2,575,228. On March 22, 2023, March 30, 2023, June 28, 2023, August 29, 2023, September 25, 2023, and November 27, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000, $120,000, and $400,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 6). Subsequently on each month from January 2024 to April 2024, the Sponsor made a deposit of $35,000 per month into the Trust Account to further extend the business combination period to June 4, 2024. The Company has until June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in March 2023 and November 2023; as a result, the Company recorded $1,024,250 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on April 17, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $8,051 and $172,535 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

As of March 31, 2024, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The Company’s effective tax rate was -66.17% and 18.58% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to change in fair value of warrants and convertible notes, the change in valuation of deferred tax assets and non-deductible M&A costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended March 31,
	2023	2023
Net income (loss)	$(123,223)	$1,120,611
Accretion of common stock to redemption value(1)	(254,594)	(1,322,195)
Net loss including accretion of common stock to redemption value	$(377,817)	$(201,584)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(128,752)	$(249,065)	$(155,110)	$(46,474)
Accretion of common stock to redemption value(1)	254,594	—	1,322,195	—
Allocation of net income (loss)	$125,842	$(249,065)	$1,167,085	$(46,474)

Denominator:
Basic and diluted weighted average shares outstanding	1,760,194	3,405,000	11,364,370	3,405,000
Basic and diluted net income (loss) per share	$0.07	$(0.07)	$0.10	$(0.01)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Note 3 — Cash and Investment Held in Trust Account

As of March 31, 2024 and December 31, 2023, investment securities in the Company’s Trust Account consisted of $19,578,086 and $19,256,423 in cash and U.S. Treasury securities, respectively.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$19,578,086	$19,578,086	—	—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$19,256,423	$19,256,423	—	—

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

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,695,000)
Proceeds allocated to Public Rights	(9,430,000)
Offering costs of Public Shares	(6,901,405)
Plus:
Accretion of carrying value to redemption value	29,388,057
Common stock subject to possible redemption– December 31, 2022	$117,361,652
Plus:
Accretion of carrying value to redemption value	3,627,865
Redeemed common stock payable to public stockholders	(102,424,861)
Common stock subject to possible redemption– December 31, 2023	$18,564,656
Plus:
Accretion of carrying value to redemption value	254,594
Common stock subject to possible redemption– March 31, 2024	$18,819,250

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

Note 6 — Related Party Transactions

Insider Shares

On January 4, 2022, the Company issued 2,875,000 shares of common stock (the “Insider Shares”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.009 per share. As a result of the underwriters’ full exercise of their over-allotment option on April 7, 2022, no insider shares are currently subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 2,875,000 Insider Shares issued and outstanding.

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

Promissory Notes — Related Party

On January 4, 2022 and February 28, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on April 7 and April 8, 2022. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Promissory Notes.

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

As of March 31, 2024 and December 31, 2023, a total amount of $1,540,000 was outstanding under promissory notes.

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of initial Business Combination. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $30,000, respectively, in fees for these services, of which $240,000 and $210,000 were included in accrued expenses in the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

Contingent Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The contingent fee will become payable in the event that the Company completes a Business Combination. In the event that the Business Combination does not close and the Company receive a break-up fee or similar payment from the target company, The Company agrees to pay the legal counsel the balance of legal fees, up to the lesser of (i) one-half of the amount received from the target company, and (ii) $500,000. As of March 31, 2024 and December 31, 2023, the Company had deferred legal fees of approximately $1.5 million and $1.2 million, respectively, in connection with such services.

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 3,405,000 shares of common stock issued and outstanding (excluding 1,760,194 shares and 11,500,000 shares subject to possible redemption, respectively).

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of March 31, 2024 and December 31, 2023, there were 12,030,000 rights issued and outstanding.

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. As of March 31, 2024 and December 31, 2023, there were 12,030,000 warrants issued and outstanding. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$41,340	—	—	$41,340

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$58,300	—	—	$58,300

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. Changes in the fair value of the warrants are recorded in the statement of operations each period.

The table below shows the change in fair value of warrant liabilities as of March 31, 2024 and December 31, 2023:

	Private Warrants	Total
Fair value at January 1, 2023	$31,800	$31,800
Change in fair value	26,500	26,500
Fair value as of December 31, 2023	58,300	58,300
Change in fair value	(16,960)	(16,960)
Fair value as of March 31, 2024	$41,340	$41,340

The Company established the initial fair value for the private warrants at $587,717 (including over-allotment) on April 4, 2022, the date of the Company’s IPO, using the Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as common stock subject to possible redemption, and common stock based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Black-Scholes model were as follows at their measurement date:

	March 31, 2024	December 31, 2023
Exercise Price	$11.50	$11.50
Underlying share price	$11.97	$10.70
Expected Volatility	5.40%	3.51%
Warrant life (years)	5.0	5.0
Risk-free rate	4.21%	3.84%

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

On May 9, 2024, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain investors named therein (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to the Non-Redemption Agreement, the Backstop Investors agreed that, on or prior to Closing, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up 360,000 shares of the Company’s common stock (the “Backstop Shares”), which redemption requests were made in connection with the special meeting of the Company’s stockholders held on April 12, 2024 for the purpose of approving the transactions (the “Transactions”) contemplated by that certain business combination agreement, dated May 30, 2023, by and among the Company, ANEW MEDICAL, INC., a Wyoming corporation, and ANEW MEDICAL SUB, INC., a Wyoming corporation. The Company agreed to accept any request to rescind or reverse redemption requests made no later than two business days prior to the closing of the Transactions promptly once submitted by the Backstop Investors.

Upon consummation of the Transactions, the Company shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from the Company’s trust account in an amount equal to the product of (x) the number of Backstop Shares and (y) the Redemption Price (as defined below), less $5.00.

As of May 8, 2024, the Company has received requests to redeem a total of 1,589,776 of the Shares. As of May 8, 2024, the pro rata portion of the Trust Account each public share would be entitled to receive upon redemption (the “Redemption Price”) is approximately $11.20 per share (prior to the deduction of any applicable taxes). Stockholders who wish to withdraw their previously submitted redemption requests may do so by requesting the Company’s transfer agent, Continental Stock Transfer & Trust Company, to return such shares. Based on the redemption requests received as of the date hereof, the Company will have a total of 170,418 Shares outstanding following redemptions.

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

On April 12, 2024, the Company held a special meeting of stockholders to, among other things, approve the Business Combination Agreement and the transactions contemplated thereunder. At the special meeting holders of 4,189,027 shares of common stock of the Company were present in person or by proxy, representing 81% of the total shares of common stock as of February 16, 2024, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved the business combination proposal, the charter proposal, the governance proposal, the incentive plan proposal, the director election proposal and the Nasdaq proposal. The Company plans to close the business combination transaction as soon as possible, subject to the satisfaction of the closing condition set forth in the Business Combination Agreement.

On April 16, 2024, the Company entered into a Side Letter to Business Combination Agreement by and among the Company, the Merger Sub and ANEW pursuant to which the parties agreed to extend the Termination Date to June 4, 2024.

On May 9, 2024, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain investors named therein (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to the Non-Redemption Agreement, the Backstop Investors agreed that, on or prior to Closing, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up 360,000 shares of the Company’s common stock (the “Backstop Shares”), which redemption requests were made in connection with the special meeting of the Company’s stockholders held on April 12, 2024 for the purpose of approving the transactions (the “Transactions”) contemplated by that certain business combination agreement, dated May 30, 2023, by and among the Company, ANEW MEDICAL, INC., a Wyoming corporation, and ANEW MEDICAL SUB, INC., a Wyoming corporation. The Company agreed to accept any request to rescind or reverse redemption requests made no later than two business days prior to the closing of the Transactions promptly once submitted by the Backstop Investors.

Upon consummation of the Transactions, the Company shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from the Company’s trust account in an amount equal to the product of (x) the number of Backstop Shares and (y) the Redemption Price (as defined below), less $5.00.

As of May 8, 2024, the Company has received requests to redeem a total of 1,589,776 of the Shares. As of May 8, 2024, the pro rata portion of the Trust Account each public share would be entitled to receive upon redemption (the “Redemption Price”) is approximately $11.20 per share (prior to the deduction of any applicable taxes). Stockholders who wish to withdraw their previously submitted redemption requests may do so by requesting the Company’s transfer agent, Continental Stock Transfer & Trust Company, to return such shares. Based on the redemption requests received as of the date hereof, the Company will have a total of 170,418 Shares outstanding following redemptions.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account, which is described below. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2024, we had net loss of $123,223 which consisted of general and administrative expenses of $324,777, franchise tax of $18,000, and income tax expense of $49,069, offset by interest earned on the investments held in the Trust Account of $251,663 and a decrease in fair value of warrant liabilities of $16,960. For the three months ended March 31, 2023, we had net income of $1,120,611, which consisted of interest earned on the investments held in the Trust Account of $1,250,067 and change in fair value of convertible promissory notes of $462,670, offset by general and administrative expenses of $293,654, franchise tax of $32,100, and an increase in fair value of warrant liabilities of $10,600, and income tax expense of $255,773.

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

On April 12, 2024, the Company held a special meeting of stockholders to, among other things, approve the Business Combination Agreement and the transactions contemplated thereunder. At the special meeting holders of 4,189,027 shares of common stock of the Company were present in person or by proxy, representing 81% of the total shares of common stock as of February 16, 2024, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved the business combination proposal, the charter proposal, the governance proposal, the incentive plan proposal, the director election proposal and the Nasdaq proposal. The Company’s stockholders elected to redeem an aggregate of 1,739,776 shares of common stock in connection with the special meeting. The Company plans to close the business combination transaction as soon as possible, subject to the satisfaction of the closing condition set forth in the Business Combination Agreement.

As of March 31, 2024, we had marketable securities held in the Trust Account of $19,578,086 consisted of securities held in a treasury trust fund that invests in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2024, the Company had cash of $8,051 and a working capital deficit of $2,575,228. On March 22, 2023, March 30, 2023, June 28, 2023, August 29, 2023, September 25, 2023 and November 27, 2023, the Sponsor provided a loan of $150,000, $360,000, $360,000, $150,000, $120,000, and $400,000, respectively, to be used, in part, for transaction costs related to the Business Combination. Subsequently on each month from January 2024 to April 2024, the Sponsor made a deposit of $35,000 into the Trust Account to further extend the business combination period to June 4, 2024. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 4, 2024 (unless further extended monthly up to December 4, 2024 as allowed under the Company’s amended and restated certificate of incorporation, as amended) (the period of time it has to complete an initial business combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by such date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contingent Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The contingent fee will become payable in the event that the Company completes a Business Combination. In the event that the Business Combination does not close and the Company receive a break-up fee or similar payment from the target company, The Company agrees to pay the legal counsel the balance of legal fees, up to the lesser of (i) one-half of the amount received from the target company, and (ii) $500,000. As of March 31,2024 and December 31, 2023, the Company had deferred legal fees of approximately $1.5 million and $1.2 million, respectively, in connection with such services.

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

Investments Held in Trust Account

As of March 31, 2024, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3-	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 9 to unaudited condensed consolidated financial statements for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company’s assessment was also based on ASC 470-50 - Debt Modifications and Exchanges; management determined that the amended conversion option (which is based on shares of the Company’s common stocks) is substantially different from the original conversion option (which was based on units). Since each unit consists of one share of common stock, one share of right convertible into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination, the original conversion option offers at least 10% more shares of common stock (including underlying shares from the rights conversion) than the amended conversion option. As such, a remeasurement under ASC 825 has occurred and the previously selected fair value option is no longer applied. The convertible promissory notes were recorded as debt (liability) at cash proceeds on the balance sheet effective May 15, 2023.

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

Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in controls over the protection of funds permitted for withdrawal from the Trust account, including the timely payment of income and other tax liabilities. Additionally, the Company lacks the controls needed to assure that the accounting for its income tax payable and deferred tax liability is accurate and complete, including properly evaluating classification of tax liabilities and differentiating them as current liability or non-current liability. Finally, the Company lacks adequate internal control over fair value measurement.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REDWOODS ACQUISITION CORP.

Date: May 22, 2024	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2024	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)