Form 10-Q
period 2024-06-30
ANEW Medical, Inc.
filed 2024-08-19
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41340

ANEW MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2727441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13576 Walnut Street, Suite A Omaha, NE 68144
(Address of principal executive offices) (Zip Code)

(833) 931-6330
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WENA	The Nasdaq Stock Market LLC
Warrants	WENAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2024, there were 17,229,515 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

ANEW MEDICAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANEW MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$845,336	$2,808
Prepaid expenses	154,500	3,840
Total current assets	999,836	6,648

Other assets:
Licenses	2,261,134	2,137,638
Patents	48,420	48,420
Total other assets	2,309,554	2,186,058
Total assets	$3,309,390	$2,192,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,988	$151,259
Accrued expenses	250,400	2,460
Related party payable	31,000	159,000
Notes payable	-	1,308,270
Assumed Income tax payable from Merger	568,111	-
Other liabilities	15,064	-
Total current liabilities	898,563	1,620,989
Convertible promissory notes	3,900,000	-
Warrant liability	62,222	-
Total liabilities	4,860,785	1,620,989

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 15,678,898 and 15,130,393 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,568	1,513
Additional paid-in capital	3,678,685	4,493,881
Common stock to be issued	304,462	0
Accumulated deficit	(5,536,110)	(3,923,677)
Total stockholders’ equity (deficit)	(1,551,395)	571,717
Total liabilities and stockholders’ equity	$3,309,390	$2,192,706

See accompanying notes to the unaudited consolidated financial statements.

ANEW MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
Professional fees	$393,266	$229,035	$768,862	$376,305
General and administrative	2,341	15,217	48,790	20,547
Total operating expenses	395,607	244,252	817,652	396,852

Operating income (loss)	(395,607)	(244,252)	(817,652)	(396,852)

Nonoperating income (expenses):
Interest expense	(15,064)	(20,157)	(15,064)	(40,093)
Change in fair value of warrant liability	(39,697)	-	(39,697)	-
Other income (expenses)	(1,271)	20	(251,270)	73
Total nonoperating expenses	(56,032)	(20,137)	(306,031)	(40,020)

Net income (loss) before income taxes	(451,639)	(264,389)	(1,123,683)	(436,872)
Income taxes	-	-	-	-
Net income (loss)	$(451,639)	$(264,389)	$(1,123,683)	$(436,872)

Net income (loss) per share: Basic and Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.03)
Weighted average common shares outstanding	15,678,898	15,130,393	15,678,898	15,130,393

See accompanying notes to the unaudited consolidated financial statements.

ANEW MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Preferred Stock		Additional	Common		Total
	Common Stock		(Series B, C and D)		Paid-in	Stock	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity (Deficit)

Balance, January 1, 2024, Revised	15,130,393	$1,513	120,000	$12	$4,493,881	$-	$(3,923,677)	$571,729
Retroactive application of merger	548,505	55	(120,000)	(12)	(1,318,672)	304,200	-	(1,014,429)
Adjusted balance, beginning of period*	15,678,898	1,568	-	-	3,175,209	304,200	(3,923,677)	(442,700)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Share-based compensation	-	-	-	-	37,251	262	-	37,514
Net loss	-	-	-	-	-	-	(1,123,683)	(1,123,683)
Balance at June 30, 2024	15,678,898	$1,568	-	$-	$3,678,685	$304,462	$(5,536,110)	$(1,551,395)

	Common Stock		Preferred Stock (Series B, C and D)		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2023 as recast	-	$-	1,405,250	$475	$3,419,003	$(3,216,219)	$203,259
Retroactive application of merger	15,130,393	1,513	(1,405,250)	(475)	1,074,878	-	1,075,916
Adjusted balance, beginning of period*	15,130,393	1,513	-	-	4,493,881	(3,216,219)	1,279,175
Net loss	-	-	-	-	-	(436,872)	(436,872)
Balance at June 30, 2023, Revised	15,130,393	$1,513	-	$-	$4,493,881	$(3,653,091)	$842,303

*	Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination on 6/21/24.

See accompanying notes to the unaudited consolidated financial statements.

ANEW MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,123,683)	$(436,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	39,697	-
Commitment fee	250,000
Share-based compensation	37,514	-
Changes in operating assets and liabilities:
Prepaid expenses	(150,660)	2,750
Accounts payable	(117,271)	166,307
Accrued expenses	247,940	2,386
Related party payable	(128,000)	-
Other Liabilities	15,064	-
Net cash used in operating activities	$(929,399)	$(265,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	(10,000)
Acquisition of drug license	(123,497)	(10,000)
Net cash used in investing activities	$(123,497)	$(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	950,000	-
Proceeds from sales of stocks and warrants, net	175,000	-
Merger proceeds net of transaction cost	770,424	-
Repayment of advance to shareholder	-	250,000
Net cash provided by financing activities	$1,895,424	$250,000

NET CHANGE IN CASH	842,528	(35,429)
Cash - Beginning of period	2,808	75,872
Cash - End of period	$845,336	$40,443

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$1,308,270	$-
Non-cash directors and officers insurance	$154,500	$-
Non-cash PIPE Funds used for merger transaction close	$2,950,000	$-
Commitment fee paid in stock	$250,000	$-
Assumed income tax payable from merger	$568,111	$-
Assumed warrant liability from merger	$22,525	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$2,460	$37,707
Taxes Paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

ANEW MEDICAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

ANEW Medical, Inc. (“The Company” or “Public ANEW”) develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and two proprietary, patented technologies involving the melanocortin receptor-binding molecules and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

On September 12, 2022, the Company acquired five market-approved anti-cancer drugs approved for sale in Germany. The Market Authorizations (MA’s) are for four of the drugs that comprise the “FOLFOX” and “FOLFIRI” multi-drug regimens used in treatment of metastatic colorectal and gastric cancer and in two of the drugs that are used to treat metastatic lung cancer. The drugs are important in the treatment of many solid tumors in both childhood and adult cancers. Previously, the Company acquired two off-patent bio generic antibodies from Reliance Life Sciences (RLS), the life science arm of Reliance Industries Pvt Ltd. of Navi Mumbai, India.

During January 2023, the Company acquired a treatment for small drug molecules that bind to the melanocortin receptors on human cells and affect skin pigmentation.

Business Combinations

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Public ANEW (“the Company”) filed the Amended Charter with the Delaware Secretary of State, and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.” (“Public ANEW”).

For accounting purposes, the transactions contemplated by the Business Combination are treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer ANEW will become the historical financial statements of Public ANEW. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded.

Recapitalization

In connection with the merger, Redwoods issued six million shares in exchange for all of the outstanding shares of the Company. At $10 per Redwood’s share, the valuation of the Company was $60 million.

Immediately after giving effect to the Business Combination, 15,130,393 shares of Company Common Stock were outstanding, from which 2,875,000 remain in escrow for the Redwoods founders. In addition, the new Public ANEW assumed 12,030,000 warrants from Redwoods in connection with the merger immediately exercisable and composed of 11,500,000 public warrants and 530,000 private warrants. Following the Closing, on June 21, 2024, the ANEW Common Stock and Public ANEW Warrants began trading on the Nasdaq under the symbols “WENA” and “WENAW,” respectively. The Public Units of Redwoods automatically separated into the component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. Further, upon closing of the Business Combination on June 21, 2024, ANEW Medical received approximately $181,339 in net cash proceeds. The Company assumed from Redwoods approximately $589,081 in cash.

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of Redwoods Common Stock:

●	The total consideration paid at Closing (the “Merger Consideration”) by Redwoods to ANEW Medical, Inc. security holders was 6,000,000 shares of the Company common stock valued at $60 million (the “Consideration Shares”), based on an implied ANEW equity value of $60,000,000 valued at $10 per share;

●	Each share of ANEW Medical Common Stock, if any, that was owned by Redwoods, Merger Sub, ANEW Medical, Inc. or any other affiliate of Redwoods immediately prior to the effective time of the Merger (the “Effective Time”) was automatically cancelled and retired without any conversion or consideration;

●	Each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time was converted into one newly issued share of Common Stock of the Surviving Corporation.

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds.

On April 22, 2024, in connection with the Merger, Public ANEW entered convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $950,000 in cash proceeds.

Concurrent with Closing, certain ANEW stockholders will be issued up to 5,000,000 additional shares of Redwoods’ Common Stock, now Public ANEW, (the “Contingent Consideration Shares”), each valued at $10 per share, or an aggregate equity value of $50,000,000, which will be issued as follows:

(i) 2,000,000 Contingent Consideration Shares upon Redwoods achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the Closing;

(ii) 2,000,000 Contingent Consideration Shares upon Redwoods achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the Closing; and

(iii) 1,000,000 Contingent Consideration Shares upon Redwoods achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the Closing.

Assuming all the conditions for the issuance of the Contingent Consideration Shares are satisfied, the sum of the Merger Consideration and the Contingent Consideration will be $110,000,000, assuming a price of $10 per share.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to June 21, 2024 and reflected as such as of June 30, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ANEW’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ANEW’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

For accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. In connection with the Merger, in addition to the warrants, Public ANEW assumed $589,081 in cash and $568,111 in income tax payable.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in management’s opinion, all adjustments necessary to present fairly the financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been consolidated or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2023 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

Reclassification

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations and were not material.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The assets and liabilities are valued using a fair market basis as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASC 820, Fair Value Measurement. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the fair value hierarchy are described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Public warrant liabilities, June 30, 2024	$488,750	$488,750	$-	$-
Private warrant liabilities, June 30, 2024	$62,222	$-	$-	$62,222

Liabilities:
Public warrant liabilities, December 31, 2023	$-	$-	$-	$-
Private warrant liabilities, December 31, 2023	$-	$-	$-	$-

The following tables present a reconciliation of the Level 3 Private Warrants liabilities:

	Six months ended June 30,
	2024	2023
Private warrant liabilities, January 1	$-	$-
Issuances/Assumptions	22,525	-
Exercises	-	-
Change in fair value	39,697	-
Private warrant liabilities, June 30	$62,222	$-

	Three months ended June 30,
	2024	2023
Private warrant liabilities, April 1	$-	$-
Issuances/Assumptions	22,525	-
Exercises	-	-
Change in fair value	39,697	-
Private warrant liabilities, June 30	$62,222	$-

Intangible Assets

The Company’s intangible assets consist of acquired medical licenses and patents.

The Company acquires medical licenses for the treatment of medical conditions to market and sell in the future. The initial asset cost is the cost to acquire the license. Once in use, the Company amortizes the license cost over the useful life using the straight-line method.

The Company records the cost to acquire patents as the initial asset cost. Once the patents are approved and in use, and assuming no litigations expenses, the Company amortizes the patent cost over the useful life using the straight-line method. The amortization period will not exceed the lifespan of the protection afforded by the patent. If the expected useful life of the patent is even shorter, the Company will use the useful life for amortization purposes. Thus, the shorter length of a patent’s useful life and its legal life will be used for the amortization period.

Impairment of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. Management is not aware of any other impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future. On an annual basis, the Company tests the long-lived and intangible assets for impairment based on the projected net present value of cash flows for each asset. Prior to the annual impairment test, if circumstances change and a long-lived or intangible asset is deemed impaired, an impairment loss will be immediately recognized in the statements of operations. At December 31, 2023, the date of the last impairment test, it was determined that the estimated fair value of the intangible assets exceeded the carrying value of the assets by 50%, indicating no impairment.

Revenue Recognition

The Company is in a pre-revenue state and does not generate revenue. When the Company commences to derive revenue, those contracts will be accounted in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic ASC 606).

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASU 740, “Income Taxes”. Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for years from 2021, 2022, and 2023 are subject to U.S. federal, state, and local income tax examinations by tax authorities.

The Company reports income tax related interest and penalties within the income tax line item on the consolidated statements of operations. The Company likewise reports the reversal of income tax-related interest and penalties within such line item to the extent the Company resolves the liabilities for uncertain tax positions in a manner favorable to the accruals.

Net Loss Per Share (Basic and Diluted)

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the common share equivalents had been issued, if dilutive.

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(1,123,683)	$(436,872)

Weighted average shares outstanding (denominator for basic earnings per share)	15,678,898	15,130,393

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	15,678,898	15,130,393

Basic loss per share	$(0.07)	$(0.03)
Diluted loss per share	$(0.07)	$(0.03)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Six Months Ended June 30,
	2024	2023
Warrants	12,030,000	12,030,000
Total potentially dilutive shares	12,030,000	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $0 for the three and six months ended June 30, 2024 and 2023, respectively.

Share-based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

The Company recorded share-based compensation of $37,514 and $0 for the six months ended June 30, 2024, and 2023, respectively.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had cash of approximately $845,000 and an accumulated deficit of approximately $5.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the D&O insurance. As of June 30, 2024 and December 31, 2023, the prepaid expenses, net were $154,500 and $0, respectively, in the accompanying consolidated balance sheet.

NOTE 5 — INTANGIBLE ASSETS

Licenses

During 2015, the Company acquired two licenses for two licensed platform technologies, a biosimilar biologics platform that uses biologic therapies to treat cancer – recombinant antibodies, and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases. The value of the licenses was $736,983 at June 30, 2024.

On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at June 30, 2024.

On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the Quarterly license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products. For the six months ended June 30, 2024 and 2023, the Company owes $0 under the agreement.

On January 27, 2023, the Company signed a License Agreement with Teleost Biopharmaceutic, LLC to acquire various assets for the Company’s proprietary pharmaceutical program segment. The license includes the use of patented small drug molecules that bind to the melanocortin receptors on human cells and affect skin pigmentation. The terms include a $10,000 fee for signing the agreement and a $50,000 payment on January 27, 2024. The Company will pay for all new patent costs for new discoveries and new treatments. The Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. In addition, the Company will make royalty payments on the net sales for commercial products. Beginning in 2025, the Company will also pay patent and license maintenance fees. The amount due under the agreement was $10,000 at June 30, 2024.

On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2 % royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. At June 30, 2024, the Company paid $179,821 under the agreement.

On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid was $26,060 at June 30, 2024.

The total licenses recorded were $2,261,134 and $2,137,638 at June 30, 2024 and December 31, 2023, respectively, in the accompanying consolidated balance sheet. The licenses are not in use. Once the licenses are in use, the licenses will be amortized over the useful life.

Patents

The Company acquires patents for Alzheimer, ALS and other items from third parties. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. At December 31, 2023, certain professional fees incurred for the patents in the amount of $47,740 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. At June 30, 2024, professional fees incurred for the patents in the amount of $30,898 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. The patent value as of June 30, 2024 and December 31, 2023 was $48,420, respectively, in the accompanying consolidated balance sheet.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 were $284,388 and $153,719, respectively, in the accompanying consolidated balance sheet.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material effect on the Company’s business, financial condition, results of operations or cash flows.

Material Contracts

On November 27, 2014, the Company signed a License Agreement and a Manufacturing and Supply Agreement for the monoclonal antibody development license and supply agreement and related manufacturing with Reliance Life Sciences (RLS), the life science arm of Reliance Industries Pvt Ltd, the largest private company in India. The contract expires on November 27, 2024 with a 10-year renewal option. The License Agreement entitles the Company to pay $100,000 per product for a total of three products with milestone payments for meeting certain criteria. In addition, the Company will pay a quarterly royalty payment of 5% on net sales of finished products. The Manufacturing and Supply Agreement contains an estimated acquisition price of active pharmaceutical ingredients (API) of $350,000 per Kg for each product developed. As of June 30, 2024, the Company has not generated any activity under the agreement.

On October 19, 2022, the Company signed an M&A/Capital Markets Advisory Agreement with Chardan Capital Markets to advise and assist the Company in negotiating the terms and conditions with respect to a potential sale, purchase, merger, joint venture, business combination, material change of control, or similar transaction involving the Company and a strategic acquirer and/or private or publicly listed entity or business, including a Special Purpose Acquisition Company (SPAC), and with respect to any offerings of any equity, equity-linked or debt securities of the Company or any other party to a financing transaction and perform such other financial advisory services to the Company. At the close of the merger on June 21, 2024, the Company paid $3.0 million and 1.5 million in common shares for M&A advisory fees and deferred underwriting fees.

On June 13, 2024, RWOD and ANEW entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Public ANEW. Upon Closing of the merger on June 21, 2024 and on June 30, 2024, the value of the contract for the Company was $0 as the contract created no receivable or obligation for the Company. The Company will assess the Company obligation and value the contract in the future periods based on fair value and record changes on the fair value in the Consolidated Statements of Operations.

NOTE 8 — NOTES PAYABLE

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 5 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. By agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was paid off as part of the merger that closed on June 21, 2024. The unpaid principal balance of the note was $0 and $1,308,270 at June 30, 2024 and December 31, 2023, respectively.

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds.

On April 22, 2024, in connection with the Merger, Public ANEW entered convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $950,000 in cash proceeds.

Both convertible promissory notes, Redwoods PIPE Financing and ANEW PIPE Financing bare an interest rate of 10% as of June 30, 2024. The total accrued interest for both convertible promissory notes at June 30, 2024 is approximately $15,064.

NOTE 9 — RELATED PARTIES

On October 10, 2021, the Company signed an Employment Agreement with Dr, Joseph Sinkule to serve as the Company’s CEO for three years ending on October 9th, 2024. In addition, Mr. Sinkule will serve as a member of the board of directors for a five-year term. Mr. Sinkule’s annual salary will be $240,000 per year and increase to $360,000 per year upon raising a total of five million dollars ($5,000,000) or more in equity and/or debt financing. The Company’s CEO has earned $240,000 for the years ended December 31, 2023 and 2022. In accordance with the agreement, at June 30, 2024 and December 31, 2023, the Company’s CEO is owed $0 and $80,000, respectively.

During November 2022, the Company advanced a shareholder $300,000 as a short-term loan. The loan is non-interest bearing and due by the end of December 2022. The shareholder repaid $50,000 during December 2022 and $250,000 in January 2023 to fully satisfy the advance. At June 30, 2024 and December 31, 2023, the loan balance was $0, respectively.

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of June 30, 2024. The unpaid principal balance was $31,000 and $24,000 at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, the aggregate related party payable was $31,000 and $135,000, respectively.

NOTE 10 — STOCKHOLDER’S EQUITY (DEFICIT)

On June 21, 2024, the Business Combination, among other transactions contemplated by the Merger Agreement, was completed. The transaction was accounted as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Redwoods was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of ANEW with the Transactions treated as the equivalent of ANEW issuing shares for the net assets of Redwoods, accompanied by a recapitalization. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. See “NOTE 1 — Organization and Business Description” for detail.

Equity Incentive Compensation

In connection with the Business Combination, the Public ANEW Board adopted, and the Company’s stockholders approved, the 2024 Equity Incentive Plan (“Equity Incentive Plan”). Although Public ANEW does not have a formal policy with respect to the grant of equity incentive awards to Public ANEW’s executive officers, the Company believes that equity awards provide Public ANEW’s executive officers with a strong link to Public ANEW’s long-term performance, create an ownership culture and help to align the interests of Public ANEW’s executives and Public ANEW’s stockholders. In addition, Public ANEW believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives to Public ANEW’s executive officers to remain in Public ANEW’s employment during the applicable vesting period. Accordingly, Public ANEW’s board of directors periodically reviews the equity incentive compensation of Public ANEW’s executive officers and from time to time may grant equity incentive awards to them. No stock options or other equity awards were granted to Public ANEW executive officers during the fiscal year ended December 31, 2023 and as of June 30, 2024.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

On August 12, 2024, ANEW PIPE Investor converted $2,000,000 of the principal amount and related interest of the ANEW PIPE Financing note issued on April 22, 2024 funded in connection with the Merger on June 21, 2024 into 1,550,617 shares of the Company’s common stock, with remaining principal balance due of $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to ANEW Medical, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

ANEW Medical, Inc. (“The Company” or “Public ANEW”) develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and two proprietary, patented technologies involving the melanocortin receptor-binding molecules and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Public ANEW (“the Company”) filed the Amended Charter with the Delaware Secretary of State, and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.” (“Public ANEW”).

Critical Accounting Policies and Estimates

See Item 1, Note 2 – “Summary of Significant Accounting Policies.”

Results of Operations

For accounting purposes, the transactions contemplated by the Business Combination are treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer ANEW will become the historical financial statements of Public ANEW. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded.

We have not generated any operating revenues to date. To date, the Company’s operations have consisted of acquiring our licensed platforms and patents, and planning for the Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as our expenses associated with planning our research and clinical testing operations.

Results of Operations for the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Revenues

The Company had no revenue for the six month ended June 30, 2024 and June 30, 2023.

Operating Expenses

Operating expenses are composed of consultant fees and professional fees.

Our operating expenses for the three months ended June 30, 2024 were $395,607 compared to $244,252 for the three months ended June 30, 2023, an increase of $151,355 or approximately 62%. The increase was primarily due to increased expenses associated with preparing for our business combination including increases in third party consulting fees and professional fees.

Our operating expenses for the six months ended June 30, 2024 were $817,652 compared to $396,852 for the six months ended June 30, 2023, an increase of $420,800 or approximately 106%. The increase was primarily due to increased expenses associated with preparing for our business combination including increases in third party consulting fees and professional fees.

Net Loss

For the three months ended June 30, 2024, we incurred a net loss of $451,639 compared to a net loss of $264,389 for the three month period ended June 30, 2023, an increase of $187,250 or approximately 71%. The increase in net loss was primarily due to increased expenses associated with preparing for our business combination including increases in third party consulting fees and professional fees.

For the six months ended June 30, 2024, we incurred a net loss of $1,123,683 compared to a net loss of $436,872 for the six month period ended June 30, 2023, an increase of $686,811 or approximately 157%. The increase in net loss was primarily due to increased expenses associated with preparing for our business combination including increases in third party consulting fees and professional fees.

Liquidity and Capital Resources

	For the Six Months Ended
	June 30,		Change
	2024	2023	$	%

Net cash used in operating activities	$(929,399)	$(265,429)	$(663,970)	250%
Net cash used in investing activities	(123,497)	(20,000)	(103,497)	517%
Net cash provided by financing activities	1,895,424	250,000	1,645,424	658%
Net increase (decrease) in cash and cash equivalents	842,528	(35,429)	877,957	(2,478)%
Cash, beginning of year	2,808	75,872	(73,064)	(96)%
Cash, end of period	$845,336	$40,443	$804,893	1,990%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $929,399, compared to $265,429, for the six months ended June 30, 2023, an increase of $663,970 or approximately 250%. The significant increase in cash used in operating activities is primarily attributable to increases in expenses as we prepared to close our business combination. We expect net cash from operating activities to be negative in the coming periods, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $123,497, compared to $20,000 for the six months ended June 30, 2023, an increase of $103,497 or approximately 517%. The increase in cash used in investing activities is primarily attributable to licensing payments made in the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,895,424, which consisted of investments and proceeds from the Business Combination. For the six months ended June 30, 2023, net cash provided by financing activities was $250,000, primarily from the sale of the Company’s common stock and promissory notes to investors.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had cash of $845,336 and net working capital of $101,273.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had cash of approximately $845,000 and an accumulated deficit of approximately $5.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common stock less attractive, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANEW MEDICAL, INC.

Date: August 19, 2024	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)