Form 10-Q
period 2024-09-30
Klotho Neurosciences, Inc.
filed 2024-11-19
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41340

KLOTHO NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2727441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13576 Walnut Street, Suite A Omaha, NE 68144
(Address of principal executive offices) (Zip Code)

(833) 931-6330
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KLTO	The Nasdaq Stock Market LLC
Warrants	KLTOW	The Nasdaq Stock Market LLC

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

As of November 19, 2024, there were 21,263,515 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

KLOTHO NEUROSCIENCES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$50,895	$2,808
Prepaid expenses	103,750	3,840
Total current assets	154,645	6,648
Intangible assets:
Licenses	2,261,134	2,137,638
Patents	48,420	48,420
Total assets	$2,464,199	$2,192,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,129	$151,259
Accrued expenses	560,299	2,460
Notes payable to related parties	151,000	159,000
Notes payable	-	1,308,270
Total current liabilities	982,428	1,620,989
Warrant liability	21,200	-
Total liabilities	1,003,628	1,620,989

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 issued and outstanding.	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 19,863,515 and 15,130,393 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,986	1,513
Additional paid-in capital	9,649,659	4,493,881
Common stock to be issued	304,462	-
Accumulated deficit	(8,495,536)	(3,923,677)
Total stockholders’ equity	1,460,571	571,717
Total liabilities and stockholders’ equity	$2,464,199	$2,192,706

See accompanying notes to the unaudited consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Professional fees	$865,928	$117,770	$1,634,790	$494,075
General and administrative	2,005,004	5,967	2,053,794	26,514
Total operating expenses	2,870,932	123,737	3,688,584	520,589

Net operating loss	(2,870,932)	(123,737)	(3,688,584)	(520,589)

Other income (expense):
Interest expense	(44,956)	(20,379)	(60,020)	(60,472)
Change in fair value of warrant liability	41,022	-	1,325	-
Other income (expense)	(84,560)	5	(335,830)	78
Total other income (expense)	(88,494)	(20,374)	(394,525)	(60,394)

Net loss before income taxes	(2,959,426)	(144,111)	(4,083,109)	(580,983)
Income taxes	-	-	-	-
Net loss	$(2,959,426)	$(144,111)	$(4,083,109)	$(580,983)

Net loss per share: Basic and Diluted	$(0.18)	$(0.01)	$(0.25)	$(0.04)
Weighted average common shares outstanding – basic and diluted	16,688,945	15,130,393	16,588,940	15,130,393

See accompanying notes to the unaudited consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Total
			Preferred Stock		Additional	Common		Stockholder’s
	Common Stock		(Series B, C and D)		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	(Deficit)
Balance, January 1, 2024, Revised	15,130,393	$1,513	120,000	$12	$4,493,881	$-	$(3,923,677)	$571,729
Retroactive application of merger	548,505	55	(120,000)	(12)	(1,318,672)	304,200	-	(1,014,429)
Adjusted balance, beginning of period*	15,678,898	1,568	-	-	3,175,209	304,200	(3,923,677)	(442,700)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Share-based compensation	-	-	-	-	37,252	262	-	37,514
Net loss	-	-	-	-	-	-	(1,123,683)	(1,123,683)
Balance June 30, 2024	15,678,898	$1,568	-	$-	$3,678,686	$304,462	$(5,536,110)	$(1,551,394)
Conversion of Notes Payable	3,750,617	375	-	-	4,009,634	-	-	4,010,009
Warrant conversion	130,000	13	-	-	-	-	-	13
Share-based compensation	304,000	30	-	-	1,952,821	-	-	1,952,851
Other	-	-	-	-	8,518	-	-	8,518
Net loss	-	-	-	-	-	-	(2,959,426)	(2,959,426)
Balance at September 30, 2024 (unaudited)	19,863,515	$1,986	-	$-	$9,649,659	$304,462	$(8,495,536)	$1,460,571

								Total
			Preferred Stock		Additional	Additional		Stockholder’s
	Common Stock		(Series B, C and D)		Paid-in	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	(Deficit)
Balance, January 1, 2023 as recast	-	$-	1,405,250	$475	$3,419,003	$-	$(3,216,219)	$203,259
Retroactive application of merger	15,130,393	1,513	(1,405,250)	(475)	1,074,878	-	-	1,075,916
Adjusted balance, beginning of period at 6/21/2024	15,130,393	1,513	-	-	4,493,881	-	(3,216,219)	1,279,175
Net loss	-	-	-	-	-	-	(580,983)	(580,983)
Balance at September 30, 2023, Revised	15,130,393	$1,513	-	$-	$4,493,881	$-	$(3,797,202)	$698,192

Net loss	-	-	-	-	-	-	(126,475)	(126,475)
Balance at December 31, 2023 (unaudited)	15,130,393	$1,513	-	$-	$4,493,881	$-	$(3,923,677)	$571,717

*	Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination on 6/21/24.

See accompanying notes to the unaudited consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,083,109)	$(580,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	(1,325)	-
Commitment fee	250,000	-
Stock-based compensation	1,990,366	100,000
Changes in operating assets and liabilities:
Prepaid expenses	(99,910)	(1,613)
Accounts payable	19,870	168,966
Accrued expenses	557,839	21,224
Tax payable	(568,111)	-
Related party payable	(128,000)	45,000
Other liabilities	60,022	-
Net cash used in operating activities	$(2,002,358)	$(247,406)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of patents	-	(10,000)
Acquisition of licenses	(123,497)	(66,325)
Net cash used in investing activities	$(123,497)	$(76,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	1,000,000	-
Proceeds from sales of stocks and warrants, net	175,000	-
Proceeds from related party loans	100,000	-
Proceeds from shareholders	120,000	-
Merger proceeds net of transaction cost	778,942	-
Repayment of advance to shareholder	-	250,000
Net cash provided by financing activities	$2,173,942	$250,000

NET CHANGE IN CASH	48,087	(73,731)
Cash - Beginning of period	2,808	75,872
Cash - End of period	$50,895	$2,141

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$5,258,270	$-
Interest payable settled with issuance of common stock	$60,022	$-
Non-cash directors and officers insurance	$154,500	$-
Non-cash PIPE Funds used for merger transaction close	$2,950,000	$-
Commitment fee paid in stock	$250,000	$-
Assumed warrant liability from merger	$22,525	$-
Assumed income tax payable	$568,111	$-
Warrant conversion	$96,200	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$2,460	$37,707
Taxes Paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Klotho Neurosciences, Inc. (“The Company” or “Klotho”), formerly known as ANEW Medical, Inc., develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and two proprietary, patented technologies involving the melanocortin receptor-binding molecules and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

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

Effective July 24, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc. This name change was approved by the Company’s Board of Directors to better reflect the strategic focus of its proprietary products. Throughout these financial statements, references to the “Company” refer to Klotho Neurosciences, Inc., formerly known as ANEW. Under certain circumstances, references to ANEW have remained when useful in describing the sequence of events that occurred during the merger between Redwoods and ANEW.

Business Combinations

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Redwoods filed its Second Amended Certificate of Incorporation with the Delaware Secretary of State, and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.”

For accounting purposes, the transactions contemplated by the Business Combination are treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer ANEW (Wyoming) will become the historical financial statements of the Company. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded.

Recapitalization

In connection with the merger, the Company issued six million shares in exchange for all of the outstanding shares of ANEW. At $10 per Redwood’s share, the valuation of ANEW was $60 million.

Immediately after giving effect to the Business Combination, 15,130,393 shares of Company Common Stock were outstanding, from which 2,875,000 remain in escrow for the Redwoods founders. In addition, there were 12,030,000 warrants immediately exercisable and composed of 11,500,000 public warrants and 530,000 private warrants. Following the Closing, on June 21, 2024, the Company’s Common Stock and Warrants began trading on the Nasdaq under the symbols “WENA” and “WENAW,” respectively. The Public Units of Redwoods automatically separated into the component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. Further, upon closing of the Business Combination on June 21, 2024, the Company received approximately $181,339 in net cash proceeds. During the three months ended September 30, 2024, the Company determined there was an additional approximate $8,500 cash.

At Closing, pursuant to the terms of the Business Combination Agreement and after giving effect to the redemptions of shares of Redwoods Common Stock:

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

In connection with the Merger, the Company entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate of 750,000 shares (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “Redwoods PIPE Financing”). Upon the closing of the Redwoods PIPE Financing (which closed in connection with the closing of the Merger), the $2,000,000 were used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds and recorded a receivable of $50,000 from the Redwoods PIPE Financing funds.

In connection with the Merger, the Company entered convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate of 854,257 units (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “ANEW PIPE Financing”). Upon the closing of the ANEW PIPE Financing (which closed in connection with the closing of the Merger), $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $950,000 in cash proceeds and recorded a receivable of $50,000 from the ANEW PIPE Financing funds.

Concurrent with Closing, certain ANEW stockholders may be entitled to up to an additional 5,000,000 shares of Company Common Stock (the “Contingent Consideration Shares”), upon the following conditions being met:

(i)	2,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $12.50 for 10 trading days within a 20-day trading period in the first three years following the Closing;

(ii)	2,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the Closing; and

(iii)	1,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the Closing.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to June 21, 2024 and reflected as such as of September 30, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ANEW’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ANEW’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

For accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. In connection with the Merger, in addition to the warrants, ANEW Medical assumed $589,081 in cash and $568,111 in income tax payable. The income tax payable of $568,111 was settled in full as of September 30, 2024 from the assumed $589,081 cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash of approximately $51,000 and an accumulated deficit of approximately $8.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Representative warrant liabilities, September 30, 2024	$21,200	$-	$-	$21,200

Liabilities:
Representative warrant liabilities, December 31, 2023	$-	$-	$-	$-

The following tables present a reconciliation of the Level 3 Private Warrants liabilities:

	Nine Months Ended September 30,
	2024	2023
Representative warrant liabilities, January 1	$-	$-
Issuances/Assumptions	22,525	-
Change in fair value	(1,325)	-
Representative warrant liabilities, September 30	$21,200	$-

	Three Months Ended September 30,
	2024	2023
Representative warrant liabilities, July 1	$62,222	$-
Change in fair value	(41,022)	-
Representative warrant liabilities, September 30	$21,200	$-

Intangible Assets

The Company’s intangible assets consist of acquired medical licenses and patents.

The Company acquires medical licenses for the treatment of medical conditions to market and sell in the future. The initial asset cost is the cost to acquire the license. Once in use, the Company amortizes the license cost over the useful life using the straight-line method. As part of the licensing agreements, the Company acquires patents and records the cost to acquire patents as the initial asset cost. Once the patents are approved and in use, assuming no litigations expenses, the Company amortizes the patent cost over the useful life using the straight-line method. The amortization period will not exceed the lifespan of the protection afforded by the patent. If the expected useful life of the patent is even shorter, the Company will use the useful life for amortization purposes. Thus, the shorter of a patent’s useful life or legal life will be used for the amortization period.

Impairment of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. Management is not aware of any other impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future. On an annual basis, the Company tests the long-lived and intangible assets for impairment based on the projected net present value of cash flows for each asset. Prior to the annual impairment test, if circumstances change and a long-lived or intangible asset is deemed impaired, an impairment loss will be immediately recognized in the statements of operations. At December 31, 2023, the date of the last impairment test, it was determined that the estimated fair value of the intangible assets exceeded the carrying value of the assets by 50%, indicating no impairment.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Nine Months Ended September 30,
	2024	2023
Numerator:

Net loss	$(4,083,109)	$(580,983)

Weighted average shares outstanding (denominator for basic earnings per share)	16,588,940	15,130,393

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	16,588,940	15,130,393

Basic loss per share	$(0.25)	$(0.04)
Diluted loss per share	$(0.25)	$(0.04)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Nine Months Ended September 30,
	2024	2023
Warrants	12,030,000	12,030,000
Total potentially dilutive shares	12,030,000	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Company recorded share-based compensation of $1,990,366 and $100,000 for the nine months ended September 30, 2024, and 2023, respectively.

Warrants

As of September 30, 2024, the fair value of the Representative Warrant liabilities was $21,200 based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.04 per Representative Warrant, which was based on the relative fair value to the Public Warrants. During the quarter, our Public and Private Warrants met the conditions necessary to adjust the exercise price and the redemption trigger price. As of September 30, 2024, the exercise price was $3.49 per warrant, and the redemption trigger price was $5.01. During the three months ended September 30, 2024, the fair value of the Representative warrants decreased by $41,022.

During the three months ended September 30, 2024, a warrant holder exercised 130,000 warrants issued as part of the Series D Preferred Shares related to the Business Combination, with a total value of $96,200, valued as of September 27, 2024.

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

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance. As of September 30, 2024 and December 31, 2023, prepaid expenses totaled $103,750 and $3,840, respectively, in the accompanying consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	September 30, 2024	December 31, 2023
Licenses
Non-Exclusive License Agreement	$179,821	$56,325
Proprietary pharmaceutical drugs	10,000	10,000
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,309,554	$2,186,058

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2 % royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. At September 30, 2024, the Company paid $179,821 under the agreement.

●	Proprietary Pharmaceutical Drugs ($10,000) – On January 27, 2023, the Company signed a License Agreement with Teleost Biopharmaceutic, LLC to acquire various assets for the Company’s proprietary pharmaceutical program segment. The license includes the use of patented small drug molecules that bind to the melanocortin receptors on human cells and affect skin pigmentation. The terms include a $10,000 fee for signing the agreement and a $50,000 payment on January 27, 2024. The Company will pay for all new patent costs for new discoveries and new treatments. The Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. In addition, the Company will make royalty payments on the net sales for commercial products. Beginning in 2025, the Company will also pay patent and license maintenance fees. The amount due under the agreement was $10,000 at September 30, 2024. The License Agreement with Teleost Biopharmaceutic, LLC was terminated as of November 8, 2024. See note 11- subsequent events for additional detail.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for two licensed platform technologies, a biosimilar biologics platform that uses biologic therapies to treat cancer – recombinant antibodies, and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases. The value of the licenses was $736,983 at September 30, 2024.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at September 30, 2024 and December 31, 2023.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid was $26,060 at September 30, 2024.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. At December 31, 2023, certain professional fees incurred for the patents in the amount of $47,740 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. At September 30, 2024, professional fees incurred for the patents in the amount of $30,898 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. The patent value, which I spart of licenses in the accompanying consolidated balance sheet, as of September 30, 2024 and December 31, 2023 was $48,420, respectively.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the Quarterly license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products. For the nine months ended September 30, 2024 and 2023, the Company owes $0 under the agreement.

These licenses and patents are not currently in use as the Company is pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents in year 2025.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 were $831,428 and $153,719, respectively, in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30, 2024	December 31, 2023

December 2023 - $135,000 original amount bearing no interest due upon demand	$-	$135,000
May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	31,000	24,000
August 2024 - $80,000 original amount bearing no interest due upon demand	80,000	-
August 2024 - $20,000 original amount bearing no interest due upon demand	20,000	-
September 2024 - $20,000 original amount bearing no interest due upon demand	20,000	-
Total notes payable to related parties	$151,000	$159,000

December 2023 ($135,000) – On December 1, 2023, the Company issued a promissory note to two members of management in the amount of $135,000. The promissory note did not accrue interest. The unpaid principal balance was $0 and $135,000 at September 30, 2024 and December 31, 2023, respectively.

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $31,000 and $24,000 at September 30, 2024 and December 31, 2023, respectively.

August 2024 ($80,000) – On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The unpaid principal balance was $80,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

August 2024 ($20,000) – On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The unpaid principal balance was $20,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

September 2024 ($20,000) – On September 30, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The unpaid principal balance was $20,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

NOTE 7 — NOTES PAYABLE

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The unpaid principal balance of the note was $0 and $1,308,270 at September 30, 2024 and December 31, 2023, respectively.

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

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the nine months ended September 30, 2024 and $50,000 during the three months ended September 30, 2024.

Both convertible promissory notes, Redwoods PIPE Financing and ANEW PIPE Financing, bore an interest rate of 10%.

During the third quarter of 2024, investors converted convertible promissory notes totaling $4,010,022, including $3,950,000 of principal and $60,022 accrued interest, through the issuance of 4,050,617 shares of common stock, of which 3,750,617 shares of common stock were issued and outstanding as of September 30, 2024. On October 2, 2024, 300,000 shares of common stock were issued to satisfy the liability in full.

NOTE 8 — RELATED PARTIES

On October 10, 2021, the Company signed an Employment Agreement with Dr, Joseph Sinkule to serve as the Company’s CEO for three years ending on October 9th, 2024. In addition, Mr. Sinkule will serve as a member of the board of directors for a five-year term. Mr. Sinkule’s annual salary will be $240,000 per year and increase to $360,000 per year upon raising a total of five million dollars ($5,000,000) or more in equity and/or debt financing. The Company’s CEO has earned $240,000 for the years ended December 31, 2023 and 2022. In accordance with the agreement, at September 30, 2024 and December 31, 2023, the Company’s CEO is owed $0 and $80,000, respectively.

During November 2022, the Company advanced a shareholder $300,000 as a short-term loan. The loan is non-interest bearing and due by the end of December 2022. The shareholder repaid $50,000 during December 2022 and $250,000 in January 2023 to fully satisfy the advance. At September 30, 2024 and December 31, 2023, the loan balance was $0.

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $31,000 and $24,000 at September 30, 2024 and December 31, 2023, respectively.

On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The unpaid principal balance was $80,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

On August 27, 2024, the Company issued a promissory note to a member of management. the promissory note accrues no interest. The unpaid principal balance was $20,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, the aggregate related party payable was $151,000 and $159,000, respectively.

NOTE 9 — STOCKHOLDER’S EQUITY

On June 21, 2024, the Business Combination, among other transactions contemplated by the Business Combination Agreement, was completed. The transaction was accounted as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Redwoods was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Klotho with the Transactions treated as the equivalent of Klotho issuing shares for the net assets of Redwoods, accompanied by a recapitalization. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. See “NOTE 1 — Organization and Business Description” for detail.

Equity Incentive Plan

In connection with the Business Combination, the Company’s Board adopted, and the Company’s stockholders approved, the Equity Incentive Plan (“Equity Incentive Plan”). Although the Company does not have a formal policy with respect to the grant of equity incentive awards to the Company’s executive officers, the Company believes that equity awards provide Company’s executive officers with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and the Company’s stockholders. In addition, Company believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives to Company’s executive officers to remain in Klotho’s employment during the applicable vesting period. Accordingly, Company’s board of directors periodically reviews the equity incentive compensation of the Company’s executive officers and from time to time may grant equity incentive awards to them.

During the three months ended September 30, 2024, the Company granted 3,144,000 shares at a weighted average fair value of $0.94 per share, with various vesting schedules, resulting in share-based compensation expense of $1,952,851. During the nine months ended September 30, 2024 stock-based compensation expense totaled $1,990,366.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Material Contracts

On November 27, 2014, the Company signed a License Agreement and a Manufacturing and Supply Agreement for the monoclonal antibody development license and supply agreement and related manufacturing with Reliance Life Sciences (RLS), the life science arm of Reliance Industries Pvt Ltd, the largest private company in India. The contract expires on November 27, 2024 with a 10-year renewal option. The License Agreement entitles the Company to pay $100,000 per product for a total of three products with milestone payments for meeting certain criteria. In addition, the Company will pay a quarterly royalty payment of 5% on net sales of finished products. The Manufacturing and Supply Agreement contains an estimated acquisition price of active pharmaceutical ingredients (API) of $350,000 per Kg for each product developed. As of September 30, 2024, the Company has not generated any activity under the agreement.

On October 19, 2022, the Company signed an M&A/Capital Markets Advisory Agreement with Chardan Capital Markets to advise and assist the Company in negotiating the terms and conditions with respect to a potential sale, purchase, merger, joint venture, business combination, material change of control, or similar transaction involving the Company and a strategic acquirer and/or private or publicly listed entity or business, including a Special Purpose Acquisition Company (SPAC), and with respect to any offerings of any equity, equity-linked or debt securities of the Company or any other party to a financing transaction and perform such other financial advisory services to the Company. At the close of the merger on June 21, 2024, the Company paid $3.0 million and 1.5 million in common shares for M&A advisory fees and deferred underwriting fees. On August 20, 2024, the Company signed a Capital Markets Advisory Agreement with Chardan Capital Markets to assist with additional fundraising.

On June 13, 2024, RWOD and Klotho entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Klotho. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract for the Company was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and the shares held with Meteora are able to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. The Company will assess the Company obligation and value the contract in the future periods based on fair value and record changes on the fair value in the Condensed Consolidated Statements of Operations.

The Company entered into several employment, advisory, and consulting agreements during the quarter. On August 15th, 2024, the Company entered into a three-year employment agreement with Jeffrey LeBlanc, who joined the Company as Chief Financial Officer. Pursuant to the Employment Agreement, Mr. LeBlanc will receive an annual base salary of $325,000, 100,000 shares of common stock immediately upon signing, 200,000 shares of common stock within one year of the effective date, and 200,000 shares of common stock within two years of the effective date. On August 15th, 2024, the Company entered into a three-year employment agreement with Peter Moriarty, who joined the Company as Chief Operating Officer. Pursuant to the Employment Agreement, Mr. Moriarty will receive an annual base salary of $300,000, 100,000 shares of common stock immediately upon signing, 200,000 shares of common stock within one year of the effective date, and 200,000 shares of common stock within two years of the effective date. On September 24, 2024, the Company entered into a one-year Scientific Advisory Board agreement with Dr. Robert Langer. Pursuant to the Scientific Advisory Board Agreement, Dr. Langer shall receive $175,000 in compensation and 225,000 shares of common stock, immediately vested upon signing. The Company also entered into various consulting agreements to assist with pharmaceutical development and business development with total monthly obligation to the Company of $22,000 per month as of September 30,2024 through year end.

NASDAQ Deficiencies

On August 16, 2024, the Company received two delinquency notification letters (the “Notices”) from the Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rules 5450(b)(2)(C) and 5450(b)(2)(A). The Notices cite the Company’s (a) not being in compliance with the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) and (b) not being in compliance with the minimum Market Value of Listed Securities (MVLS) requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided 180 calendar days, or until February 12, 2025, to regain compliance. To regain compliance, prior to February 12, 2025, (a) the Company’s minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days and (b) the Company’s minimum market value of listed securities must close at $50,000,000 or more for a minimum of 10 consecutive business days.

If the Company fails to timely regain compliance with Nasdaq Listing Rules, the Company’s common stock will be subject to delisting from Nasdaq. As part of its compliance plan, the Company is evaluating a change in Nasdaq listing tiers and alternate means of qualification, including but not limited to the shareholder equity standard of qualification.

On October 15, 2024, the Company received a delinquency notification letter (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) due to the failure of the Company’s common stock to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5450(a)(1).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until April 14, 2025, to regain compliance. To regain compliance, prior to April 14, 2025, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days.

If the Company fails to timely regain compliance with Nasdaq Listing Rules, the Company’s common stock will be subject to delisting from Nasdaq.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

●	Key Executive Employment Agreement – Joseph Sinkule, Chief Executive Officer - On October 24, 2024, Dr. Joseph Sinkule, the Company’s Chief Executive Officer, entered into a new three-year employment agreement with the Company. Pursuant to the Employment Agreement, Dr. Sinkule will receive an annual base salary of $360,000, and will receive an equity award of 1,000,000 options pursuant to the Company’s 2023 Incentive Plan. The options are valid for a period of three (3) years and have an exercise price equal to the closing price of the Company’s common stock on October 24, 2024. In addition, Dr. Sinkule will be eligible to participate in the Company’s annual bonus program for executives.

●	Teleost Biopharmaceuticals – On November 8, 2024, the Company and Teleost Biopharmaceuticals, LLC mutually agreed to terminate a Licensing Agreement dated January 28, 2023 granting the Company certain rights to develop and commercialize certain patent rights previously licensed to Teleost and know-how rights owned by Teleost in the field of gamma-melanocortins comprised of drug and peptide chemicals, API and pharmaceuticals that bind, affect, and potentially treat diseases directly or indirectly related to human MC1R receptors. The Company sought the termination of the Licensing Agreement since the licensed rights are no longer core to the Company’s business and research plans. This termination did not result in a financial impact for the Company.

●	Scientific Advisory Board – On November 11, 2024, the Company appointed an additional advisor to our Scientific Advisory Board with annual compensation of $36,000.

●	Convertible Promissory Note – On November 14, 2024, the Company signed a Securities Purchase Agreement (SPA) tied to a Convertible Promissory Note with Austria Capital LLC in the amount of $1.2 million with an original issue discount of 20%, or a net amount of $1,000,000 for the Company. The Note will be due in November 2025. On November 15, 2024, the Company received a subscription advance in the amount of $100,000. The Company expects to close the transaction by November 22, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Klotho Neurosciences, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Klotho Neurosciences, Inc. (“The Company” or “Klotho”) develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and two proprietary, patented technologies involving the melanocortin receptor-binding molecules and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

Effective September 17, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc. This name change was approved by the Company’s Board of Directors to better reflect the strategic focus of its proprietary products. Throughout these financial statements, references to the ‘Company’ refer to Klotho Neurosciences, Inc., formerly known as ANEW or ANEW Public. Under certain circumstances, references to ANEW and ANEW Public have remained when useful in describing the sequence of events that occurred during the merger between Redwoods and ANEW.

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Redwoods filed a Second Amended Certificate of Incorporation with the Delaware Secretary of State, and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.”

Critical Accounting Policies and Estimates

See Item 1, Note 2 – “Summary of Significant Accounting Policies.”

Results of Operations

For accounting purposes, the transactions contemplated by the Business Combination are treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer Klotho will become the historical financial statements of Public ANEW. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

Revenues

The Company had no revenue for the nine months ended September 30, 2024 and September 30, 2023.

Operating Expenses

Operating expenses are composed of consultant fees and professional fees.

Our operating expenses for the three months ended September 30, 2024 were $2,870,932 compared to $123,737 for the three months ended September 30, 2023, an increase of $2,747,195. The increase was primarily due to increased share-based compensation expense.

Our operating expenses for the nine months ended September 30, 2024 were $3,688,584 compared to $520,589 for the nine months ended September 30, 2023, an increase of $3,167,995. The increase was primarily due to increased share-based compensation expense as well as expenses associated with our business combination including increases in third party consulting fees and professional fees.

Net Loss

For the three months ended September 30, 2024, we incurred a net loss of $2,959,426 compared to a net loss of $144,111 for the three month period ended September 30, 2023. The increase in net loss was primarily due to increased share-based compensation expense.

For the nine months ended September 30, 2024, we incurred a net loss of $4,083,109 compared to a net loss of $580,983 for the nine month period ended September 30, 2023, an increase of $3,502,126. The increase in net loss was primarily due to increased stock-based compensation expense as well as expenses associated with preparing for our business combination including increases in third party consulting fees and professional fees.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(2,002,358)	$(247,406)
Net cash used in investing activities	(123,497)	(76,325)
Net cash provided by financing activities	2,173,942	250,000
Net increase (decrease) in cash and cash equivalents	$48,087	$(73,731)
Cash, beginning of year	2,808	75,872
Cash, end of year	$50,895	$2,141

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,002,358, compared to $247,406, for the nine months ended September 30, 2023, an increase of approximately $1,755,000. The significant increase in cash used in operating activities is primarily attributable to increases in expenses related to the business combination and continued operating costs. We expect net cash used in operating activities to increase in the coming periods, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $123,497, compared to $76,325 for the nine months ended September 30, 2023, an increase of approximately $47,000. The increase in cash used in investing activities is primarily attributable to licensing payments made in the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,173,942, which consisted of investments, proceeds from the business combination, as well as proceeds from related parties. For the nine months ended September 30, 2023, net cash provided by financing activities was $250,000, from repayment of an advance to a shareholder.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash of $50,895 and net working capital of ($827,783).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash of approximately $51,000 and an accumulated deficit of approximately $8.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2024, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, the Company’s Board of Directors adopted an Insider Trading Policy which applies to the Company’s officers, directors, employees and consultants, a copy of which is attached hereto as Exhibit 19.1, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
19.1*	Klotho Neurosciences, Inc. Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLOTHO NEUROSCIENCES, INC.

Date: November 19, 2024	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)