Form 10-K
period 2024-12-31
Klotho Neurosciences, Inc.
filed 2025-03-31
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

ACT OF 1934

For the fiscal period ended December 31, 2024

or

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

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KLTO	The Nasdaq Stock Market LLC
Warrants	KLTOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $13.6 million.

As of March 31, 2025, there were 28,510,632 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

KLOTHO NEUROSCIENCES, INC.

FORM 10-K FOR THE ANNUAL PERIODS ENDED DECEMBER 31, 2024 AND 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws regarding, among other things, the plans, strategies, and prospects, both business and financial, of Klotho Neurosciences, Inc. (“Klotho”, “we” or “us”). These statements are based on the beliefs and assumptions of the management of Klotho. Although Klotho believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, Klotho cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to numerous risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Current Report on Form 10-K include, but are not limited to, statements about:

●	the ability of Klotho to realize the benefits from the Business Combination;

●	the ability of Klotho to maintain the listing of Klotho Common Stock on Nasdaq;

●	future financial performance following the Business Combination;

●	public securities’ potential liquidity and trading;

●	the impact from the outcome of any known and unknown litigation and other disputes;

●	the ability of Klotho to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	expectations regarding future expenditures of Klotho;

●	the future mix of revenue and effect on gross margins of Klotho;

●	the attraction and retention of qualified directors, officers, employees, and key personnel of Klotho;

●	the ability of Klotho to compete effectively in a competitive industry;

●	expectations concerning the relationships and actions of Klotho and its affiliates with third parties;

●	the short- and long-term effect of the consummation of the Business Combination on Klotho’s business relationships, operating results, and business generally;

●	the impact of future regulatory, judicial, and legislative changes in Klotho’s industry;

●	the ability to locate and acquire complementary products or product candidates and integrate those into Klotho’s business;

●	future arrangements with, or investments in, other entities or associations;

●	intense competition and competitive pressures from other companies in the industries in which Klotho operates;

●	changes in domestic and global general economic and micro-economic conditions; and

●	other factors detailed under the section entitled “Risk Factors” in the Proxy Statement/Prospectus.

ii

The foregoing list of factors is not exhaustive. Any forward-looking statements are based on information available as of the date of this Current Report on Form 10-K, and current expectations, forecasts, and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that Klotho “believes” and similar statements reflect its beliefs and opinions on the relevant subject. These statements are based upon information available to Klotho as of the date of this Current Report on Form 8-K, and while Klotho believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that Klotho has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

As a result of a number of known and unknown risks and uncertainties, the actual results or performance of Klotho may be materially different from those expressed or implied by any forward-looking statements. Some factors that could cause Klotho’s actual results to differ include:

●	the risk that the consummation of the Business Combination disrupts current plans and operations of Klotho;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, the ability of Klotho to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

●	costs related to the Business Combination;

●	the possibility that Klotho may be adversely impacted by other economic, business, and/or competitive factors;

●	risks related to future pandemics and other macroeconomic or geopolitical developments, and government responses thereto;

●	future exchange and interest rates;

●	the risk that Klotho fails to maintain an effective system of disclosure controls and internal controls over financial reporting, Klotho’s ability to produce timely and accurate financial statements or comply with applicable SEC or stock exchange regulations could be impaired;

●	the ability of Klotho to remediate material weaknesses in internal controls over financial reporting identified in Klotho’s financial statements by Klotho management; and

●	other risks and uncertainties indicated in the Proxy Statement/Prospectus, including those under “Risk Factors” disclosed in the Proxy Statement/Prospectus, and other filings that have been made or will be made with the SEC by Klotho.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Current Report on Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in the Proxy Statement/Prospectus. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of the Proxy Statement/Prospectus describe additional factors that could adversely affect the business, financial condition, or results of operations of Klotho. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Klotho assess the impact of all such risk factors on the business of Klotho, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. This is particularly true for a company like Klotho that has a limited operating history to reference. All forward-looking statements attributable to Klotho or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements.

iii

PART I

ITEM 1. BUSINESS

Overview

Klotho Neurosciences, Inc. (“The Company” or “Klotho”), formerly known as ANEW Medical, Inc., develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

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

Effective July 24, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc. The Company’s Board of Directors approved this name change to better reflect the strategic focus of its proprietary products. Throughout these financial statements, references to the “Company” refer to Klotho Neurosciences, Inc., formerly known as ANEW. Under certain circumstances, references to ANEW have remained when useful in describing the sequence of events that occurred during the merger between Redwoods and ANEW.

Following the name change on July 24, 2024, the Company’s Common Stock and Warrants began trading on the Nasdaq under the symbols “KLTO” and “KLTOW,” respectively.

Business Combination

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Redwoods filed its Second Amended Certificate of Incorporation with the Delaware Secretary of State and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.”

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

Recapitalization

In connection with the merger, the Company issued six million shares in exchange for all the outstanding shares of ANEW. At $10 per Redwood’s share, the valuation of ANEW was $60 million.

Immediately after giving effect to the Business Combination, 15,130,393 shares of Company Common Stock were outstanding, from which 2,875,000 remained in escrow for the Redwoods founders. In addition, there were 12,030,000 warrants immediately exercisable and composed of 11,500,000 public warrants and 530,000 private warrants. Following the Closing, on June 21, 2024, the Company’s Common Stock and Warrants began trading on the Nasdaq under the symbols “WENA” and “WENAW,” respectively. The Public Units of Redwoods automatically separated into the component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. Further, upon closing of the Business Combination on June 21, 2024, the Company received approximately $181,339 in net cash proceeds.

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

In connection with the Merger, the Company entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate of 750,000 shares (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “Redwoods PIPE Financing”). Upon the closing of the Redwoods PIPE Financing (which closed in connection with the closing of the Merger), the $2,000,000 were used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds and recorded a receivable of $50,000 from the Redwoods PIPE Financing funds. The $2,000,000 note has been converted into shares and considered as paid in full as of December 31, 2024.

In connection with the Merger, the Company entered in convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate of 854,257 units (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “ANEW PIPE Financing”). Upon the closing of the ANEW PIPE Financing (which closed in connection with the closing of the Merger), $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $950,000 in cash proceeds and recorded a receivable of $50,000 from the ANEW PIPE Financing funds. As of December 31, 2024, $2,000,000 have been received and the note has been converted into shares and considered as paid in full.

Certain ANEW stockholders may be entitled to up to an additional 2,000,000 shares of Company Common Stock (the “Contingent Consideration Shares”), upon the following conditions being met:

(i)	1,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the Closing; and

(ii)	1,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the Closing.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to June 21, 2024 and reflected as such as of December 31, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ANEW’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ANEW’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

For accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. In connection with the Merger, in addition to the warrants, ANEW Medical assumed $589,081 in cash and $568,111 in income tax payable. The income tax payable of $568,111 was settled in full as of December 31, 2024 from the assumed $589,081 cash.

Our Research Pipeline

We seek to develop essential medicines for the treatment of chronic diseases — cancer, cardiovascular, and neurodegenerative disorders. Our cell and gene therapy platform consists of proprietary technology programs (patents issued and pending) that include a gene therapy program that uses a gene therapy approach to produce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases and other diseases of aging (in-licensed pending patent applications from UAB). Next, our clinical-stage generic/biosimilar technologies consist of (a) “off-patent” portfolio of generic drugs (b) and “off-patent” biosimilar biologics (in-licensed from RLS).

The Company may develop all technologies, or it may decide to sell or partner and out-license certain technologies with other companies.

The gene therapy product candidates are in the pre-clinical stage of development. The Company plans to seek market approval in countries where we have issued and/or pending patents, to include the U.S., Canada, Europe, China, and other viable markets.

Our primary focus is the advancement of a sustainable portfolio of cell and gene therapy product candidates for age-associated neurologic diseases, both rare “orphan diseases” as well as diseases in larger patient populations. The following table describes our α-Klotho product pipeline.

Cell and Gene Therapy — α-Klotho gene

We have licensed from the Autonomous University of Barcelona (UAB) the exclusive, worldwide rights to commercialize the α-Klotho sequence called s-KL and know-how for gene therapy and cell therapy against all neurodegenerative diseases — a longer-term, higher-risk program, but high reward product development opportunities.

The world’s population is aging rapidly and preserving brain health and body strength have emerged as major biomedical challenges. Without novel interventions, over 80 million people worldwide will suffer from memory problems or physical disabilities resulting from aging and age-related disease by 2040. Aging has been proven to be the primary risk factor for failing cognition and the development of Alzheimer’s disease. Biologic or genetic regulators of aging might be harnessed for the treatment and prevention of cognitive decline, depression, dementia, and sarcopenia (loss of muscle).

Because aging is the primary risk factor for cognitive decline, and an emerging health threat to aging societies worldwide, providing medicine like Klotho may, if proven, be able to counteract cognitive decline and neurodegenerative diseases such as Alzheimer’s disease. Alzheimer’s disease (“AD”) is the most common type of senile dementia worldwide. Klotho is named after the Greek goddess who “spins the thread of life.” A decade ago, Dr. Kuro-O et.al. established a transgenic knock-out mouse without the Klotho gene. The mice were normal at birth but started to show multiple aging-related disorders such as arteriosclerosis, osteoporosis, skin atrophy, loss of cognition, hyperphosphatemia, pulmonary emphysema, ectopic calcifications in the lung, heart and skin, depletion of Purkinje cells in the brain, and infertility after 3-4 weeks—the α–kl+ mouse died at around 2 months whereas the normal mouse lives to around 2-3 years.

The Klotho proteins produced by the Klotho gene is reported to significantly decline with age, especially in the brains of patients with Alzheimer’s and animals genetically engineered to have AD. The in vitro treatment with Klotho protein of neurons taken from mouse spinal cords can prevent neuronal death from toxic glutamate and beta-amyloid protein, while other studies have shown clearance of beta-amyloid plaques in animals treated with the Klotho protein, so the utility of Klotho and s-KL in the treatment and prevention of AD must be explored.

Therapeutic approaches at increasing Klotho protein levels might theoretically prevent neuronal degeneration if treatment is started at the beginning of disease and advance the outcome for AD patients. Recently, our investigator discovered a membrane-bound and a circulating secreted form (“secreted-Klotho” or “s-KL”) of this protein hormone that is naturally found in humans and encoded by the Klotho gene at a human chromosome locus of 13q12. We intend on investigating whether this hormone can play a role in protecting brain neurons from degeneration, clearing beta-amyloid plaques, controlling the insulin/insulin-like growth factor signaling pathway, delaying osteoporosis, lowering the incidence of cardiovascular disease, affecting kidney disease, and generally increasing the life-span of humans and other mammals who have the gene.

The upregulation of cerebral Klotho expression using a gene therapy approach has been evaluated by several investigators including our Chief Scientific Advisor and inventor, Dr. Miguel Chillon Rodriguez and by Dr. Jun-Rong Du. In pioneering work, Chillon Rodriguez and Masso et.al. (“α-Klotho Isoforms Have Different Spatio-Temporal Profiles in the Brain during Aging and Alzheimer’s Disease”, PLOS ONE OI:10.1371/journal.pone.0143623 November 24, 2015) demonstrated an alternative RNA splicing variant of the Klotho gene which produced a stable, truncated isoform of the hormone (“s-KL”) which, after intracranial, intrathecal, and intravenous administration, can be detected directly as protein and mRNA in mouse protein tissue extracts. This work also showed a strong correlation (p-value of 0.001) between high expression levels of the two Klotho transcripts, full-length, membrane-bound protein (“m-KL”) and s-KL, in brain and healthy cognitive status while aging. Significantly, the secreted s-KL isoform is exclusively (over 90%) found in brain, while m-KL is mostly expressed in kidney and to a lesser extent in brain. This suggests s-KL may have an important role in the brain and overall brain health. More detailed studies revealed that the s-KL protein could be detected in different murine brain regions involved in learning and memory processes, such as prefrontal cortex, motor cortex and hippocampus. They found that the Klotho gene product, particularly the s-KL isoform, is a neuroprotective protein in mice and we believe that the loss of this gene product leads to the onset and/or progression of cognitive deficits associated with aging. By modifying and increasing s-KL levels in the brains of adult C57Bl/6J male mice, the AAV9 gene therapy vectors deliver the Klotho gene construct and the expression of the Klotho protein is increased and cognition is improved. AAV9 vector is a recombinant adeno-associated virus serotype 9 delivery vector for optimized delivery (“tropism”) to the central nervous system (CNS) tissues. Dr. Chillon Rodriguez will serve as Co-Chair of the Combined Company’s Scientific Advisory Committee.

Chillon Rodriguez and others have concluded that naturally occurring Klotho is a gene regulator of aging, increasing life expectancy when Klotho is overexpressed by the gene, and that inhibition of the gene can accelerate the development of aging phenotypes. In mice, expression levels of the secreted isoform Klotho (s-KL) are very high in the brain, suggesting that s-KL activity may have an important role in the nervous system. The functional relevance at the behavioral level of modifying s-KL levels in the aging brain was studied using the AAVrh10 and AAVrh9 vectors with tropism to the CNS to deliver and sustain expression of Klotho s-KL protein in 6- and 12-month-old normal C57BL/6J mice. Study results demonstrated in animals that 6 months after a single injection of s-KL into the central nervous system, long-lasting and quantifiable enhancement of learning and memory capabilities are found. More importantly, cognitive improvement was observed in very elderly, 18-month-old mice treated once, at 12 months of age. These findings support the therapeutic potential of s-KL as a treatment for cognitive decline associated with aging.

Dr. J-R Du and associates have also successfully tested the utility of Klotho gene replacement in treatment and prevention of cognitive disorders in mice. As we and many others have studied one theory of Alzheimer’s disease pathology, Alzheimer’s disease is characterized by the presence of amyloid-beta (“A-β”) plaques. Du et.al. previously reported that Klotho lowered A-β levels in the brain and protected against cognitive deficits in amyloid precursor protein/presenilin 1(APP/PS1) transgenic mice models. They induced intracerebral Klotho overexpression in 13-month-old APP/ PS1 mice by injecting lentivirus that carried full-length mouse Klotho cDNA in the lateral ventricle of the brain. They examined the effects of Klotho protein overexpression in the brain on cognition, A-β burden, A-β-related neuropathology, microglia transformation, and A-β transport systems in vivo in this animal model. Additionally, they investigated the effects of Klotho protein on A-β transport at the blood — cerebrospinal fluid barrier by knocking down (inhibiting) Klotho production in primary human choroid plexus epithelial cells (HCPEpiCs).

Dr. Du found that upregulation of Klotho levels in the brain and serum significantly ameliorated A-β burden, neuronal and synaptic loss, and cognitive deficits in aged APP/PS1 “AD mice”. Klotho gene therapy treatment significantly inhibited NACHT, LRR, and PYD domain-containing protein 3 (NLRP3) and the subsequent transformation of microglia to the M2 type that may enhance microglia-mediated A-β clearance. Meanwhile, Klotho overexpression also regulated A-β transporter expression, which may promote A-β transporter-mediated A-β clearance. Moreover, the ability of human HCPEpiCs to transport A-β in vitro was also significantly impaired by Klotho gene and protein knockdown. Given the observed neuroprotective effect of Klotho overexpression, the present findings provide convincing evidence that Klotho gene and cell therapy should be further investigated as a potential therapeutic for Alzheimer’s disease and other neurologic diseases.

Amyotrophic lateral sclerosis (ALS) is a devastating neurodegenerative disorder of the motor system characterized by the degeneration of motoneurons (MNs) and muscle denervation. This results in progressive muscle weakness ultimately leading to paralysis and patient death within 2-5 years of diagnosis, often due to respiratory failure1. Sporadic ALS (sALS) accounts for the majority of the cases, with only 5-10% being familiar forms (fALS) caused by inherited mutations. Over 30 genes have been linked to ALS and several animal models carrying mutations in these genes have been developed. The transgenic mouse featuring a high copy number of the human SOD1 gene with a glycine-to-alanine transition at the 93rd codon referred to as SOD1G93A being the most extensively used.

Multiple pathological mechanisms underlying the ALS disease process have been identified using ALS animal models. These mechanisms include oxidative stress, inflammation, excitotoxicity, mitochondrial dysfunction, impaired proteostasis, endoplasmic reticulum stress, and RNA disturbances. The interplay of these factors likely results in the selective death of motor neurons (MNs). Promising preclinical and clinical trials targeting a single or a limited number of disease mechanisms have largely failed. A growing viewpoint supports a more integrated approach by targeting multiple mechanisms simultaneously. We propose the therapeutic exploration of the pleiotropic RNA splice variant called secreted protein α-Klotho (s-KL), which counteracts several mechanisms involved in neurodegeneration, such as oxidative stress, demyelination, senescence, inflammation, and synaptic dysfunction. KL and s-KL are also critical for promoting muscle regeneration and avoiding fibrosis.

Results published recently by the Barcelona group have been promising (reference Bosch et.al., Research Square, titled “Muscle-targeted Klotho Gene Therapy Ameliorates ALS Hallmarks by Addressing Multiple Disease Mechanisms in SOD1G93A Mice”, DOI: https://org/10.21203/rs.3.rs-4510655/V1), Thus, the antiaging protein variant of α-Klotho (s-KL) exhibits neuroprotective and myoregenerative properties, mitigating age-related neurodegeneration and promoting muscle regeneration in this mouse model of ALS. The study showed that s-KL harnesses its multifactorial, pleiotropic properties in the context of Amyotrophic Lateral Sclerosis (ALS), a motoneuron disease lacking effective treatments due to its diverse pathophysiological mechanisms. By overexpressing secreted KL in skeletal muscles of SOD1G93A mice with myotropic viral vectors we aimed to directly protect muscles and exert a paracrine effect on motoneuron (MN) terminals. Secreted KL preserved MNs and neuromuscular junctions, and mitigated glial reactivity, resulting in maintained muscle mass, improved neuromuscular function, delayed disease onset, and extended survival. Even when administered during symptomatic stages, s-KL slowed down ALS progression. Transcriptomic and proteomic studies in muscles revealed significant correction of pathophysiological mechanisms involved in ALS disease, unveiling novel roles for KL. These findings highlight the potential application of muscle-secreted KL in ALS regardless of its origin and suggest broader therapeutic implications.

We are working with UAB scientists to advance our programs focused on neurodegenerative and age-related disorders — Alzheimer’s and ALS — all based on the Klotho gene and the s-KL protein. In addition to our product pipeline candidates, we are building a platform of next-generation gene and cell delivery technologies, to optimize our AAV-based, Lentivirus-based, and lipid-based gene therapies. Much of this work will be funded by the Sponsored Research Agreement with UAB in Barcelona.

Supplementation of this human Klotho protein by biologic infusion or by gene therapy may potentially treat many diseases and pathologies. Alzheimer’s disease is extremely important, and certainly an urgent medical need, however the Klotho protein may be effective in heart disease, blood vessel diseases, kidney diseases, and other diseases or problems associated with aging. Our plans are focused on these important programs, but new programs may evolve from this core technology, such as gene-based therapy delivering other proteins of interest. We are developing a gene therapy approach to introduce genetic material like plasmid DNA or mRNA into the body in order to induce production of a therapeutic protein inside the patient’s body — we envision either blocking factors causing the disease, replacing human genes that have shut down protein production, or replacing genes that have mutated to produce aberrant proteins that do not function at all. Through gene therapy, or gene-modified stem cells, we aim to fix these problems.

In gene therapy, the measurement of the concentration of the gene-transcribed protein is important. Thus, it is important to measure the decrease or increase in blood and tissue levels of the Klotho gene-transcribed protein isoforms as part of our gene therapy development program. Of particular importance in our gene therapy program is the separation and measurement of the three Klotho protein isoforms produced by the Klotho gene and the two Klotho protein metabolites. The human Klotho-gene encodes a type I transmembrane protein (1012 amino acids, 140 kDa) with a large extracellular domain and a short intracellular portion (10 amino acids), called “membrane Klotho” or m-KL predominantly expressed in the renal tubules and in the parathyroid glands. The extracellular domain of Klotho cleaved from the m-KL and is found as a circulating factor called “plasma Klotho” or p-KL (1002 amino acids, 135 kDa) that circulates and is detectable in blood and in lesser extent in other biological fluids. The p-KL is further metabolized to two nearly identical monomers (450 amino acids each, 70 kDa) called KL1 and KL2. The Klotho gene also produces a RNA splice variant (550 amino acids, 63 kDa) called “secreted-Klotho” or s-KL. The s-KL isoform is predominantly produced by cells in the brain and CNS.

Studies addressing Klotho tissue concentrations used a commercial test kit, an antibody-based ELISA assay sold by IBL Laboratories (IBL Japan and IBL-America), however the ELISA assay currently available is unable to differentiate the three isoforms, s-KL, m-KL, p-KL, and the KL1 and KL2 metabolites (reference L. Pedersen et al. / Clinical Biochemistry 46 (2013) 1079 – 1083). The antibody used in IBL’s commercial ELISA assay recognizes the same epitope sequence in the amino-terminal region of all the protein isoforms, however the key differences of 13 amino acids are found in the carboxy-terminal end of the proteins. This difference is especially true of the s-KL isoform compared to the p-KL and KL1 domains, which differ by a 13 amino acid “tail” found on s-KL. The lack of specificity of the current commercial assays has motivated us to develop a new assay method.

Therefore, as part of the research and development (R&D) program, we plan to develop and validate an assay to separate and individually measure all Klotho isoforms and metabolites of p-KL. We will compare our assay to the IBL ELISA assay and establish assay specific reference intervals in healthy and aged adults. In addition, several other clinical and laboratory characteristics will be determined in the cohorts and compared to the levels of the circulating Klotho isoforms. The Klotho isoform assay will be used to identify subjects with low total Klotho and evaluate the contribution of each Klotho isoform in the disease status of each subject. The specific measure of the s-KL isoform produced as a result of the Klotho gene therapy product candidate will be analyzed and reported. If the assay developed as a research test method (e.g., ELISA, SDS/Western blot, capillary electrophoresis) becomes a clinical biomarker of disease, the Company will attempt to introduce this test as a commercial diagnostic. Our scientists will develop isoform-specific monoclonal antibodies and utilize a separation technology such as Western blot analysis, capillary electrophoresis or high-performance liquid chromatography and mass spectrometry (LC/MS) to bring this assay online in 2025.

We have in-licensed this key technology from UAB — with successful and encouraging data from animal models we hope to study and treat these aging-related diseases. In some studies, the gene therapy that we are researching has shown evidence that it may eliminate the disease-causing factors e.g., clearance of beta-amyloid plaques and “tau tangles” from the brain in AD or prevention of mitochondrial oxidative stress and neuronal damage in ALS. We have not yet submitted any IND applications in connection with any gene therapies.

Our two lead gene therapy product candidates are KLTO-101 (AAV9-CMV-sKL) for the treatment or prevention of Alzheimer’s disease, and KLTO-202 (AAVmyo-Des-sKL) gene therapy product for treatment and prevention of Lou Gehrig’s disease (amyotrophic lateral sclerosis or “ALS”). Within the next 12 months, we plan to complete the animal toxicology package for KLTO-202 and the submission of an Investigational New Drug application (IND) to the FDA in 2025 for permission to start the first-in-human Phase I “Compassionate Use” study of KLTO-202 in late-stage ALS patients. Likewise, the pre-clinical development program for KLTO-101, similar to that of KLTO-202, will follow behind the development of KLTO-202 by six to nine months. We plan to find a corporate partner to help in the development of KLTO-101 for the Alzheimer’s disease indication. We may also bring the recombinant s-KL protein into clinical trials to evaluate the safety and efficacy of infusing the protein into normal healthy volunteers for pharmacology (“PK/PD”) and safety, and then in select patient populations. Our KLTO-101 and KLTO-202 product candidate are dependent upon the s-KL variant and the intellectual property position around the RNA splice variant. We have in-licensed the exclusive rights to patents and patent applications to treat neurodegenerative diseases with patent approvals in the U.S. (US Patent No. 12,036,268), Europe, China, Hong Kong, and pending in Canada. Patent applications (PCT Application No. PCT/EP2023/059677) filed in the major markets covering the composition and use of s-KL gene therapies to treat neuromuscular diseases like ALS are scheduled for review by the examiners in these countries.

Also, our team will pursue new innovations in vector design and delivery to optimize our investigational gene therapy products for safety, potency, durability, and clinical response. We will continue to build integrated internal development capabilities from product development through commercialization and focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development.

Intellectual Property — Our Licenses and Technology

We have entered into other license agreements, some exclusive, covering the key technologies upon which our research and product development efforts will be based as outlined in the programs below.

Gene and Cell Therapy Programs

UAB Agreements:

1) On January 20, 2022, we entered into an exclusive, worldwide, royalty-bearing license with Universitat Autònoma de Barcelona (“UAB”) and Institució Catalana De Recerca I Estudis Avançats (“ICREA”) to develop and commercialize certain patent rights, technology and know-how in the field of secreted-Klotho splicing variant diagnostics and therapeutics to prevent or treat neurodegenerative diseases and other age-related pathologies of the central nervous system. The patents (issued in Europe and China) and pending patent applications support our KLTO-101 and KLTO-202 product candidates with claims directed to methods of treatment and compositions of matter. The issued patents and any applications granted on a pending application would be enforceable until 11/21/2036, absent any patent term adjustment or extension. The patent family includes:

Country	Application/Publication	Status
US	12,036,268	Issued
EU	EP3377091B1	Issued
Canada	CA3005398A	Pending
China	CN108289933B	Issued
Hong Kong	HK1259628A1	Issued
Japan	JP2019501643A	Pending

The license includes the right to sublicense. The term of the license extends until the expiration of the last to expire Royalty Term, on a product-by-product, country-by-country basis, unless terminated earlier pursuant to the terms of the agreement. “Royalty term” means the period of time, product-by-product, country-by-country, beginning on the first commercial sale and extending to the later of (i) last patent to expire such Product in such country, or (ii) indefinitely (if no patent right covers such Product in such country), provided that no generic equivalent or biosimilar product is commercialized in such country. UAB and ICREA reserve the rights to use the licensed rights for internal non-commercial research and to allow other academic institutions to use the licensed rights for internal non-commercial research.

As set forth in the agreement, we are responsible for all costs associated with the research, development, and commercialization of the Products, including entering into a Sponsored Research agreement with Dr. Chillon’s and Dr. Bosch’s laboratory at UAB (discussed below).

As consideration for the license, we paid an upfront fee corresponding to prior patent costs. We are also required to pay an annual patent maintenance fee of 10,000€ as well as certain milestone payments and a royalty of 3% of Net Sales, as that term is defined in the agreement, in countries wherein patent rights exist, otherwise the royalty is 1.5% of Net Sales. Separate royalty amounts exist in the event we sublicense any rights granted. The milestone payments are 35,000 euro upon IND achievement, 250,000 euro upon completion of Phase 1 study, 500,000 euro upon completion of Phase 2 study, 1,200,000 euro upon completion of Phase 3 study and 2,000,000 euro upon first commercial product approval in the U.S., EU or Japan. We are also responsible for all ongoing patent maintenance, protection, and management costs.

The parties may terminate the agreement in the event of a material default by the other party of any terms, conditions, obligations, and undertakings upon written notice which is not cured within three months from such notice. UAB/ ICREA may terminate if we (1) abandon or discontinue use of the licensed rights for more than one year, (2) illegally use the licensed rights, including violations of the Universal Declaration of Human Rights, (3) fail to make royalty payments or underreporting such payments in excess of 15% in two different years; (4) challenge the validity or enforceability of the licensed patent rights; or (5) fail to achieve product development stages set forth in the agreement. We may terminate the agreement at any time with 90 days’ notice.

2) On December 20, 2022, we entered into an exclusive, worldwide royalty-bearing license with UAB ICREA, Consorcio Centro de Investigación Biomédica en Red (“CIBER”), and Fundació Hospital Universitari Vall D’hebron — Institut de Recerca (“VHIR”) to develop and commercialize certain patent rights, technology and know-how in the field of Neuronal (central nervous system) or Neuromuscular (peripheral nervous system) Diseases or Disorders. The pending patent application supports our KLTO-202 product candidate with claims directed to methods of treatment and compositions of matter. If granted, such patent would be enforceable until 4/16/2043, absent any patent term adjustment or extension. The patent family includes:

Country	Application Number	Filing date	Status
US	63/330,684	April 26, 2022	Expired
US	18/299,989	April 13, 2023	Pending
PCT	PCT/EP2023/059677	April 13, 2023	Pending

The license includes the right to sublicense. The term of the license extends until the expiration of the last to expire Royalty Term, on a product-by-product, country-by-country basis, unless terminated earlier pursuant to the terms of the agreement. “Royalty term” means the period of time, product-by-product, country-by-country, beginning on the first commercial sale and extending to the later of (i) last patent to expire such Product in such country, or (ii) indefinitely (if no patent right covers such Product in such country), provided that no generic equivalent or biosimilar product is commercialized in such country. UAB/ICREA/CIBER/VHIR reserve rights to use the licensed rights for internal non-commercial research and to allow other academic institutions to use the licensed rights for internal non-commercial research.

As set forth in the agreement, we are responsible for all costs associated with the research, development, and commercialization of the Products, including entering into a Sponsored Research agreement with Dr. Bosch and/or Dr. Chillon’s laboratory at UAB to perform R&D activities (discussed below).

As consideration for the license and in the event that our January 20, 2022 license discussed above is terminated, then we must pay an annual patent maintenance fee of 10.000€. We will also be obligated to pay certain milestone payments and a royalty of 3% of Net Sales, as that term is defined in the agreement, in countries wherein patent rights exist, otherwise the royalty is 1.5% of Net Sales. Separate royalties exist in the event we sublicense any rights granted. The milestone payments are 35,000 euro upon IND achievement, 250,000 euro upon completion of Phase 1 study, 500,000 euro upon completion of Phase 2 study, 1,200,000 euro upon completion of Phase 3 study and 2,000,000 euro upon first commercial product approval in the U.S., EU or Japan. The agreement has an anti-stacking clause in the event that Products are covered by patents or technology from both this agreement and our 1/20/2022 license discussed above, then we are only obligated to pay royalties of such Product pursuant to this agreement. We are also responsible for all ongoing patent maintenance, protection, and management costs.

The parties may terminate the agreement in the event of a material default by the other party of any terms, conditions, obligations, and undertakings upon written notice which is not cured within three months from such notice. UAB/ICREA/CIBER/VHIR may terminate if we (1) abandon or discontinue use of the licensed rights for more than one year, (2) illegally use the licensed rights, including violations of the Universal Declaration of Human Rights, (3) fail to make royalty payments or underreporting such payments in excess of 15% in two different years; (4) challenge the validity or enforceability of the licensed patent rights; or (5) fail to achieve product development stages set forth in the agreement. We may terminate the agreement at any time with 90 days’ notice.

3. As mentioned above, and in accordance with our UAB licenses, we entered into a Sponsored Research Agreement with UAB on January 24, 2022, under which the research will be directed and supervised by the Principal Investigators, Dr. Assumpcio Bosch and Dr. Miguel Chillon having a two year budget of 623,100 euros.

University of Heidelberg Agreement:

On March 5, 2023, we entered into a non-exclusive, worldwide license with University of Heidelberg, Germany for innovations related to certain modified AAV capsid polypeptides in the field of neuromuscular disorders. The pending patent applications support our KLTO-202 product candidate with claims directed to methods of treatment and compositions of matter. If granted, such patent would be enforceable until 4/26/2039, absent any patent term adjustment or extension. The patent family includes:

Country	Application Number	Status
PCT	PCT/EP2019/060790	Nationalized
CA	3,097,375	Pending
US	17/051,123	Pending
EP	3784288	Pending
AU	2019258830	Pending
JP	2020-560127	Pending
CN	201980028398	Pending

The license includes the right to sublicense. The term of the license extends until the expiration or cancelation of each patent in each licensed jurisdiction.

As consideration for the license, we are required to pay the licensor certain milestone payments and a royalty of 2% of Net Sales, as that term is defined in the agreement. The milestone payments are 150,000 euro upon execution of the license, 150,000 euro within 60 days of start of Phase 1 clinical trial, and 200,000 euro within 60 days of start of Phase 3 trial.

The University of Heidelberg may terminate the agreement (1) in the event of a material default by us upon written notice which is not cured within 60 days from such notice, (2) with 10 days’ notice if we cease operations, file for bankruptcy, dissolution or make an assignment to creditors, or (3) if we challenge the licensed patents. We may terminate the agreement at any time with 120 days’ notice.

Biosimilars Program

Reliance Life Science Agreements:

On November 27, 2014, we entered into an exclusive, royalty bearing License Agreement with Reliance Life Sciences Private Limited (“RLS”) to develop, manufacture finished Product(s) based on an API for a finished biosimilar to Roche’s rituximab (MabThera®/Rituxan®), trastuzumab (Herceptin®), and bevacizumab (Avastin®) in the Field of the treatment of cancer, autoimmune diseases, neovascularization diseases, and other diseases or conditions that may be treated by the Products or derivatives (e.g. antibody-drug conjugates) of the Products. The license permits our exclusive use in the Territory of RLS’s technology (including RLS’s Know-how concerning manufacturing and RLS regulatory data, including RLS’s dossier for India). The licensed Territory is limited to North America, Europe, and Israel. Future patents related to the Product would be included in the agreement, however there were no RLS patents in existence as of the execution of the agreement.

As consideration we previously paid RLS upfront license fees of $300,000 and are required to pay the licensor certain milestone payments and a royalty of 5% of Net Sales, as that term is defined in the agreement. The milestone payments are per Product of: $250,000 upon submission to the FDA, $100,000 upon submission of Market Authorization to European Medicines Agency (“EMA”), $3,000,000 upon receipt of Marketing Authorization from US Food and Drugs Administration, $2,000,000 upon approval in Europe by EMA, $500,000 upon market authorization in Canada, $300,000 upon market authorization in Mexico, $200,000 upon market authorization in Israel, $2,000,000 upon Net Sales of $20 million or more in US, $1,000,000 upon Net Sales of $10 million or more in Europe, and $10,000,000 upon achieving Net Sales in any country of over $100 million. The license includes the right to sublicense. In the event we sublicense rights under this agreement will subject us to alternate sublicense milestone fees.

The term of the license is for a period of 10 years after Market Authorization on a country-by-country basis, which automatically extends for another 10 years unless notice not to extend is received 180 days prior to the end of the term.

The parties may also terminate the agreement at any time if (1) the other party breaches the agreement and fails to cure the breach within 60 days of notice of such breach, (2) bankruptcy of the other party, or (3) a change in the law so that performance by a party becomes onerous or inexpedient. We may also terminate this agreement on a product-by-product basis upon 60 days written notice. In the event that we fail to make any payment, RLS may terminate the agreement by giving 30 days prior written notice.

Pursuant to the license, RLS will exclusively provide us with the API pursuant to a separate manufacturing and supply agreement that the parties executed on November 27, 2014.

On November 27, 2014 the parties executed amendments to the above license and manufacturing and supply agreements to include development and manufacture of cetuximab (Erbitux®, BMS/Lilly/Imclone) under the same terms, exclusive rights and territories. As consideration for the additional rights set forth in the amendment, we paid RLS upfront license fees of $150,000 and are required to pay the licensor certain milestone payments and a royalty of 5% of Net Sales, as that term is defined in the agreement. The milestone payments are: $250,000 upon submission to the FDA, $100,000 upon submission of Market Authorization to EMA, $3,000,000 upon receipt of Marketing Authorization from US Food and Drugs Administration, $2,000,000 upon approval in Europe by EMA, $500,000 upon market authorization in Canada, $300,000 upon market authorization in Mexico, $200,000 upon market authorization in Israel, $2,000,000 upon Net Sales of $20 million or more in US, $1,000,000 upon Net Sales of $10 million or more in Europe, and $10,000,000 upon achieving Net Sales in any country of over $100 million. The license includes the right to sublicense. In the event we sublicense rights under this agreement will subject us to alternate sublicense milestone fees.

Avastin® and Rituxan®/Mabthera® are the brand names of bevacizumab and rituximab. Both Genentech in the U.S. and Roche in Switzerland manufacture these antibodies. Rituximab is marketed as Rituxan® in the US and Japan, and branded as Mabthera® outside the US and Japan.

The approved indications for these antibodies are as follows:

Rituxan® (rituximab) is indicated for the treatment of adult patients with Non-Hodgkin’s Lymphoma (NHL) — Relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent, Previously untreated follicular, CD20-positive, B-cell NHL in combination with first line chemotherapy and, in patients achieving a complete or partial response to a rituximab product in combination with chemotherapy, as single-agent maintenance therapy, Non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL, as a single agent, after first-line CVP chemotherapy, Previously untreated diffuse large B-cell, CD20-positive NHL in combination with CHOP or other anthracycline-based chemotherapy regimens. Rituxan is indicated for the treatment of pediatric patients aged 6 months and older with mature B-cell NHL and mature B-cell acute leukemia (B-AL), Previously untreated, advanced stage, CD20-positive, diffuse large B-cell lymphoma (DLBCL), Burkitt lymphoma (BL), Burkitt-like lymphoma (BLL) or mature B-cell acute leukemia (B-AL) in combination with chemotherapy. Rituxan is indicated for the treatment of adult patients with previously untreated and previously treated CD20-positive Chronic Lymphocytic Leukemia (CLL) in combination with fludarabine and cyclophosphamide (FC).

Rituxan, in combination with methotrexate, is also indicated for the treatment of adult patients with moderately to severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more TNF antagonist therapies. Rituxan is also indicated in combination with glucocorticoids, is indicated for the treatment of adult and pediatric patients 2 years of age and older with Granulomatosis with Polyangiitis (GPA) (Wegener’s Granulomatosis) and Microscopic Polyangiitis (MPA). Rituxan is indicated for the treatment of adult patients with moderate to severe pemphigus vulgaris (PV).

Bevacizumab (Avastin®) is indicated for the treatment of the following indications: Stage III or IV ovarian cancer (OC) after primary surgery — Avastin, in combination with carboplatin and paclitaxel, followed by Avastin as a single agent, is indicated for the treatment of patients with stage III or IV epithelial ovarian, fallopian tube, or primary peritoneal cancer following initial surgical resection. Recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer (rOC) -Avastin, in combination with paclitaxel, pegylated liposomal doxorubicin, or topotecan, is indicated for the treatment of patients with platinum-resistant recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer who received no more than 2 prior chemotherapy regimens. Avastin, in combination with carboplatin and paclitaxel, or with carboplatin and gemcitabine, followed by Avastin as a single agent, is indicated for the treatment of patients with platinum-sensitive recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer. Persistent, recurrent, or metastatic cervical cancer (CC) — Avastin, in combination with paclitaxel and cisplatin or paclitaxel and topotecan, is indicated for the treatment of patients with persistent, recurrent, or metastatic cervical cancer.

Metastatic renal cell carcinoma (mRCC) — Avastin, in combination with interferon alfa, is indicated for the treatment of metastatic renal cell carcinoma.

Recurrent glioblastoma (rGBM) — Avastin is indicated for the treatment of recurrent glioblastoma in adults.

First-line non-squamous non-small cell lung cancer (NSCLC) — Avastin, in combination with carboplatin and paclitaxel, is indicated for the first-line treatment of patients with unresectable, locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer.

Metastatic colorectal cancer (MCRC) — Avastin, in combination with intravenous fluorouracil-based chemotherapy, is indicated for the first- or second-line treatment of patients with metastatic colorectal cancer. Avastin, in combination with fluoropyrimidine-irinotecan- or fluoropyrimidine-oxaliplatin-based chemotherapy, is indicated for the second-line treatment of patients with metastatic colorectal cancer who have progressed on a first-line bevacizumab product-containing regimen. Limitation of Use: Avastin is not indicated for adjuvant treatment of colon cancer.

Hepatocellular carcinoma (HCC) — Avastin, in combination with atezolizumab, is indicated for the treatment of patients with unresectable or metastatic hepatocellular carcinoma who have not received prior systemic therapy.

Competition

There are three classes of drugs that are used to help with the physiologic effects of advancing cognitive disorders and dementia, (1) Cholinesterase inhibitors — donepezil (Aricept), rivastigmine (Elexon) and galantamine (Razadyne), (2) the Glutamate regulators — memantine (Namenda) and (3) the combination of cholinesterase inhibitor and glutamate regulator called Namzaric) donepezil plus memantine. Companies selling these generic and branded drugs include Allergan, Eisai Co., Ltd., Novartis AG, Daiichi Sankyo Company, Limited., Merz Pharma, Pfizer Inc., Johnson & Johnson Services, Inc., H. Lundbeck A/S, Biogen, AstraZeneca, F. Hoffmann-La Roche Ltd, VTV Therapeutics, TauRx, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Ono Pharmaceutical Co., Ltd., AC Immune, AB Science, AbbVie Inc., Bristol-Myers Squibb Company, Takeda Pharmaceutical Company Limited., Bayer AG, and among others.

The anti-amyloid antibodies, aducanumab (Biogen:Aduhelm) and lecanumab (Lilly:Leqembi) were FDA approved and will potentially compete with Roche, Bristol-Myers/Celgene, and others developing anti-amyloid antibodies. Recently, aducanumab (Biogen:Aduhelm) was removed from the market due to lack of effectiveness and serious side effects. The long-term prognosis of anti-amyloid antibodies is still questionable based on the failure of so many anti-amyloid product candidates. There remains multiple large and early-stage pharma companies pursuing therapeutics against Alzheimer’s disease. Very few companies mention the use of Klotho or Klotho gene therapy on their websites and/or in press releases. ADvantage Therapeutics mentions Klotho in the website, but they appear to be working on AD04™ and suggest it may act as an immunomodulator, stimulating and/or regulating the immune system to reduce AD pathology. There is mention of mRNA therapies, but this vaccine adjuvant AD04 appears to be their main product candidate, and no description of their Klotho program. They may be testing Klotho as an immunomodulator. Another company, Bioviva, says on their website that “Klotho has been shown to reverse beta- amyloid plaques” but gives no details on their stage of product development. One of their team members, George Church, published an article on full-length Klotho m-KL about 10 years ago, so it may be full-length Klotho. Bioviva does not mention Klotho or Klotho product stage of development at their website.

To the best of our knowledge, there is no direct competition in ALS, AD, PD, or other neurodegenerative disorders involving the human s-KL Klotho gene or the s-KL protein. Two companies, Klotho Therapeutics and Klogenix, were formed many years ago but the management teams could not raise capital and they are now defunct.

Biosimilar Competition

We will face competition in the US, European and other markets from the innovator brand in that market, from biosimilars already approved in those markets, and from biosimilars still in development in those markets. Major players in the rituximab biosimilars market are Pfizer Inc., Mylan Inc., Amgen Inc., Teva Pharmaceutical Industries Ltd., and Celltrion Healthcare Co. Ltd., Sandoz International GmbH, Reliance Life Sciences, C.H. Boehringer Sohn AG & Co. KG, BioXpress Therapeutics SA, and Intas Biopharmaceuticals Ltd. There are two other Avastin biosimilars, Mvasi (bevacizumab-awwb), co-developed by Amgen and Allergan, and Pfizer’s Zirabev (bevacizumab-bvzr).

In Europe, due to immediate acceptance by physicians and government agencies of potential savings due to the price competition of biosimilars, the prices of the innovator’s products came down by 30%-40% or more because of the lower retail prices of the biosimilar product once approved by EMA, whereas in the U.S., biosimilar products approved by FDA are priced at nearly the same price of the innovator’s product. With improving acceptance of biosimilar products in the U.S., the prices of both the biosimilar and innovator’s products are decreasing, and significant savings are realized by the insurance companies and other payors in the U.S.

Cell and Gene Therapy Competition — Configured for specific rare diseases

Gene Therapy of Alzheimer’s

Researchers at University of California San Diego School of Medicine have launched a first-in-human Phase I clinical trial (March 2021) to assess the safety and efficacy of a gene therapy to deliver a key protein into the brains of persons with Alzheimer’s disease (AD) or Mild Cognitive Impairment (MCI), a condition that often precedes full-blown dementia. The protein, called brain-derived neurotrophic factor (BDNF), is part of a family of growth factors found in the brain and central nervous system that support the survival of existing neurons and promote growth and differentiation of new neurons and synapses. BDNF is particularly important in brain regions susceptible to degeneration in AD. In previous published research, principal investigator Mark Tuszynski, MD, PhD, professor of neuroscience and director of the Translational Neuroscience Institute at UC San Diego School of Medicine has helped to bring this approach forward. No one else to our knowledge is actively pursuing this approach for AD or ADAD.

The leading competitor in Klotho gene therapy is Unity Biotechnology, a San Francisco Bay area startup biotechnology company that develops drugs which target senescent cells. Their website claims the company’s products in development include UBX1325 that targets Bcl-xL, a mechanism to eliminate senescent cells in age-related eye diseases, and UBX1967, a preclinical product targeting ophthalmologic diseases. They claim to be in “lead optimization” of a Klotho product candidate, but they have not reported any data and no pre-clinical or clinical trials data published to date. Unity recently licensed the Dubal Klotho technology to two of their publication authors who formed Jocasta Therapeutics, Inc. and a hedge fund in Northbrook, IL, and no press releases have been published. They would be pursuing full-length, m-KL or p-KL, and not s-KL.

Gene Therapy and Other Approaches to ALS

Gene therapy approaches to ALS are being pursued using anti-sense oligonucleotides to block ataxin-2 (Biogen), and to try to produce Caveolin-1 (Eikonoklastes Therapeutics), which are believed to be involved with innervation of muscles cells. Neurosense Therapeutics is conducting a clinical trial of a combination of two pharmaceuticals, ciprofloxacin and celecoxib, an antibiotic and an anti-inflammatory, to try to reduce inflammatory reactions in the muscles. Amylyx received approval by FDA of Relyvrio®, a combination of sodium phenylbutyrate (an aromatic fatty acid salt used in urea cycle disorders) and taurursodiol (a bile acid used in treatment of gall stones and several other diseases including ALS). Recently, Amylyx removed Relyvrio® from the market for lack of efficacy in follow-on studies. None of these potential agents have shown significant clinical benefit and muscle-saving activity in human studies to date.

Gene Therapy for Parkinson’s Disease

Parkinson’s disease is a progressive neurodegenerative disorder that is caused by the loss of dopamine signaling in the brain and results in the continual decline of motor control and quality of life. While there is currently no cure for the disease, through dopaminergic strategies that temporarily increase dopamine levels in the brain, patients see a short-term improvement in symptoms which wane with disease progression. AXO-Lenti-PD is the only investigational gene therapy for Parkinson’s disease that delivers the three key genes (TH, CH1, and AADC) required for endogenous dopamine synthesis in a single lentiviral vector. The goal of this one-time infusion is to restore steady, tonic levels of dopamine, potentially reducing the need for daily L-dopa medication while stabilizing the disease to provide long-lasting benefits. Initial clinical data demonstrate that a single dose of AXO-Lenti-PD “turns back the clock” for patients by improving motor function and activities of daily living. AXO-Lenti-PD has been optimized from ProSavin, an earlier gene therapy for the treatment of Parkinson’s disease. The company is currently evaluating AXO-Lenti-PD in a Phase 2 clinical trial (SUNRISE-PD) in patients with moderate to advanced Parkinson’s disease. These companies have declared bankruptcy and none are in business.

Government Regulations

Regulations by governmental authorities in the U.S. and other countries are a significant factor in developing manufacturing and marketing of our pharmaceutical products. The nature and extent to which such regulation applies to us may vary depending on the nature of our product candidates. We anticipate that all of our product candidates will require regulatory approval by governmental agencies prior to commercialization. Our product candidates are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA, and similar regulatory authorities in Europe, Japan, and other countries. Various governmental statutes and regulations also govern or influence clinical trials, Chemistry, Manufacture and Control (CMC) related to such product candidates and their marketing. The approval process and subsequent compliance with related statutes and regulations require substantial time and capital commitment, and there can be no guarantee that approvals will be granted.

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the PHSA, and regulations and guidance documents implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, distribution, reporting, advertising, and other promotional practices involving pharmaceutical products. Consent from the FDA is required before conducting human clinical testing of drug products. FDA approval of a new drug application (NDA) or a biologics license application (BLA) also must be obtained before marketing a new drug or biological product. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. New Drug Product Development Process

Any new drug or therapeutic biologic product must be approved by the FDA before it may be legally marketed in the United States. FDA approval is also required before marketing an approved drug product for a new indication or condition of use. The process required by the FDA before a new drug product candidate may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s Good Laboratory Practice (GLP) regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	Submission to the FDA of an investigational new drug (IND) application, which allows human clinical trials to begin unless FDA objects (issues a “clinical hold”) within 30 calendar days;

●	Approval by an independent institutional review board (IRB), reviewing each proposed clinical trial and clinical site before each clinical trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with the protocol contained in the approved IND and in accordance with the FDA’s Good Clinical Practice (GCP) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product candidate for its intended use;

●	Preparation and submission to the FDA of a new drug application (NDA) for marketing approval that includes substantial evidence of safety and efficacy from results of nonclinical testing and clinical trials;

●	Review of the product by an FDA advisory committee, if applicable;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, safety, strength, quality, potency and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and

●	Payment of user fees and FDA review and approval of the NDA.

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA’s pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity, and formulation, as well as in vivo animal studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrently with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes active 30 calendar days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose partial or full clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not begin or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, that issues arise that partially or fully suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators which are generally physicians not employed by, or under, the control of the trial sponsor. Clinical trials must be conducted under written study protocols detailing, among other things, the objectives of the trial, subject selection and exclusion, the trial procedures, the parameters to be used in monitoring safety, the criteria to be evaluated, and a statistical analysis plan. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND.

Further, clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval by an IRB at each study site participating in the clinical trial or a central IRB. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its value in treating patients. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2. The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage, and dosing schedule.

●	Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” or “registrational” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether to approve a product. In Phase 3 studies, the product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically demonstrate the efficacy and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required by FDA, or may be voluntarily conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA and the investigators for: serious and unexpected adverse events; any findings from other studies, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Relevant additional information obtained by the sponsor that pertains to a previously submitted IND safety report must be submitted as a follow-up IND safety report. Such report should be submitted within 15 calendar days after the sponsor receives the information.

Information about certain clinical trials, including a description of the study and, in some cases, study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Manufacturers or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious or life-threatening diseases or conditions where no other comparable or satisfactory therapeutic options exist must also have a publicly available policy on evaluating and responding to requests for expanded access, sometimes called “compassionate use,” requests.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor that regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group, known as a Data and Safety Monitoring Board (DSMB) or Data and Safety Monitoring Committee (DSMC), may also review interim data to assess the continuing validity and scientific merit of the clinical trial. This group receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it is determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.

Compliance with current Good Manufacturing Practices (cGMP) Requirements

Manufacturers of pharmaceutical and biological products must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer, or holder of an approved NDA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve an NDA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrently with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of small molecule products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In relation to the clinical trials that may be conducted in other countries with a view to obtaining a marketing authorization, there are comparable cGMP requirements and other regulatory rules that are implemented nationally.

U.S. FDA Review and Approval Process

Assuming successful completion of the required clinical and preclinical testing, the results of the preclinical tests and clinical trials together with detailed information relating to the product’s CMC, including negative or ambiguous results as well as positive findings, and proposed labeling, among other things, are submitted to the FDA for NDA or BLA approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA or BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved therapeutic products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

In addition, under the Pediatric Research Equity Act (PREA), an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and potential of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe. Also, applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

The FDA initially reviews an NDA or BLA submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the NDA or BLA must be resubmitted with additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the application.

The FDA reviews the application to determine, among other things, whether the proposed product candidate is safe and effective ( or pure and potent for BLAs) for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel therapeutic products or therapeutic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, (REMS) is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

Before approving an application, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate if it determines that the manufacturing processes and facilities are not in compliance with cGMP requirements or otherwise are not adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving an application, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

Based on the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA may also require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a product’s safety, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Every five years, the FDA agrees to specified performance goals in the review of NDAs under the PDUFA. One such current goal is to review standard NDAs in ten months after the FDA accepts the NDA for filing, and priority NDAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-Approval Requirements

After approval, there also are continuing annual program user fee requirements for approved products, excluding, under certain circumstances, orphan products.

Rigorous and extensive FDA regulation of pharmaceutical and biological products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

Other post-approval requirements applicable to pharmaceutical products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency of pharmacological products.

In addition, manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, changes to the manufacturing process or facility generally require prior FDA approval or notification before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

Adverse event reporting and submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of an NDA or BLA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, imposition of a partial or full clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or inpatient populations that are inconsistent with the product’s approved labeling (known as “off-label use”). The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations relating to the promotion of off-label uses may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Companies, however, may generally share truthful and non-misleading information that is otherwise consistent with a product’s FDA approved labeling. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

Broadly equivalent requirements and controls typically apply in other countries to the submission of marketing authorization applications and, post-approval, to the holding of such marketing authorizations.

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services (HHS) and its various divisions, including the Office of Inspector General, the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Healthcare providers and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

●	The federal civil and criminal false claims, including the civil FCA, and Civil Monetary Penalties Laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

●	The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, therapeutic products and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

●	Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation; and

●	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and drug pricing and/or marketing expenditures; and state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Further, we may be subject to data privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH), and its respective implementing regulations imposes certain requirements, including mandatory contractual terms, on covered entities, business associates and their covered subcontractors relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, subcontractors, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be pre-empted by HIPAA, thus complicating compliance efforts.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

In the EU, the data privacy laws are generally perceived to be stricter than those which apply in the United States and include specific requirements for the transfer of personal data outside the EU to the United States to ensure that EU standards of data privacy will be applied to such data.

Violation of the laws described above or any other governmental laws and regulations may result in significant penalties, including administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and rational of the cost of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost saving when compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost of a particular product candidate to currently available therapies. EU member states may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe, Japan and other countries will likely be necessary prior to commencement of marketing such product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before approving it, even though the relevant product has been approved by the FDA or another authority. The regulatory authorities in the European Union (“EU”), Australia and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in a particular country may vary from the process in another country but generally follows a similar sequence to that described for FDA approval. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

The process of obtaining approval for a new drug in Japan resembles U.S. and EU procedures in both substance and scope. All NDAs are collected and reviewed by the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA. PMDA review typically involves at least two formal evaluations to establish the safety and efficacy of the drug candidate, as well as one cGMP facility inspection. Consultations to correct outstanding issues are conducted as needed. Assuming satisfactory results, these reports are communicated to the Ministry of Health, Labour, and Welfare, or MHLW, which then issues final approval of the drug.

Approval of Biosimilars

The pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. Biosimilars are to be compared for biosimilarity to “Reference Products” already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product. The BPCIA requires a biosimilar applicant to demonstrate biochemical and biologic biosimilarity using clinical studies with respect to the reference product that has been approved by FDA in the United States. Biosimilars approved in the EU and other non-U.S. jurisdictions may not be approved in the United States without additional studies demonstrating biosimilarity to an FDA-approved reference product. Biosimilars approved in the United States may also not be approved in foreign jurisdictions without additional bridging studies. We will continue to analyze and incorporate into our biosimilar development plans all final regulations and guidance issued by the FDA, pharmacy substitution policies enacted by state governments and other applicable requirements established by relevant authorities.

A biosimilars approval pathway has been in place in the E.U. since 2003. The EMA has issued a number of scientific and product specific biosimilar guidelines, including requirements for approving biosimilars containing monoclonal antibodies. In the E.U., biosimilars are generally approved under the centralized procedure. The approval pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on reliance on the clinical trial data of an innovator product to which the biosimilar has been demonstrated, through comprehensive comparability studies, to be “similar.” In many cases, this allows biosimilars to be brought to market without conducting the full complement of clinical trials typically required for novel biologic drugs.

Employees

As of January 24, 2025, the Company has three (3) full-time employees and utilizes the services of four consultants.

Properties

The Company is currently using three (3) remote offices in Omaha, NE, Charlotte, NC, and Scottsdale, AZ, each consisting of approximately 400 sq ft square feet, and provided for the Company’s use rent-free by the Company’s employees.

Website

The Company maintains a website at the following address: https://klothoneuro.com/. The information on the Company’s website is not incorporated by reference in this Annual Report.

The Company makes available on or through the website reports and amendments to those reports that are filed with or furnished to the SEC in accordance with the Securities Exchange Act, as amended. These include our Annual Reports on website Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, if applicable. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment. You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition, or results of operations, perhaps materially. For additional information regarding risk factors, see “Forward-Looking Statements.”

Risks Related to Our Business and Operations

Our business is subject to a number of risks of which you should be aware before making the decision to invest in our common stock.

These risks are more fully described in this “Risk Factors” section, including the following:

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We will need substantial additional funding to meet our financial obligations and to pursue our business objectives.

●	We currently primarily rely on our collaborations with Universitat Autònoma de Barcelona (“UAB”) for our preclinical research and development programs.

●	Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

●	We face significant competition in the area of biosimilar biologics from other biotechnology and pharmaceutical companies.

●	We use AAV and lentiviral vectors, and lipid nanoparticles to deliver some gene therapies, but others may have property rights to these vectors that we may need to license.

We are dependent on the success of our biosimilar and gene therapy product candidates, which are still in early stages of development.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to the development of our biosimilar product candidates, which are in the early stages of clinical development, and the gene therapy product candidates, all of which are in pre-clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to develop our gene therapy product candidates and prepare for potential future regulatory approvals and commercialization of our products. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our gene therapy product candidates. Our current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch our products.

We are unable to estimate the actual funds that we will require for development and any approved marketing and commercialization activities.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long- term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs, and results of our clinical trials of our product candidates;

●	the outcome, timing, and cost of meeting regulatory requirements;

●	the achievement of certain development, regulatory and commercialization milestones

●	the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;

●	the cost of obtaining necessary intellectual property and defending potential intellectual property disputes s brought by third parties against us;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of clinical-stage and commercial-scale manufacturing activities;

●	the cost of establishing sales, marketing, and distribution capabilities for our product candidates; and

●	the initiation, progress, timing, and results of our commercialization of our product candidates.

We may be required to make significant payments to third parties under the agreements pursuant to which we acquired our gene therapy and biosimilar product candidates.

Under our agreements with RLS and UAB, we are subject to significant obligations, including payment obligations upon the achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such a time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.

We are highly dependent on the services of our key executives and personnel, including our Chief Executive Officer, Dr. Joseph Sinkule (Pharm. D.) and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We are highly dependent on the principal members of our management and scientific and technical staff, particularly our Chief Executive Officer, Dr. Joseph Sinkule. The loss of service of any of our management or key scientific and business management staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

We need to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific, and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, and the cost of living. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our senior management and key employees may terminate their position with us at any time. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

Many of the other biopharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high- quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates, our ability to effectively manage any future growth and our business will be limited.

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in misconduct or other improper activities.

Misconduct by any of these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting our from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If any of our employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers or other vendors, or those of our affiliates, are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.

Operation of our business internationally exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business in various jurisdictions globally.

Our business strategy includes establishing and maintaining operations and certain key third party arrangements in various jurisdictions around the world. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti- corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

●	difficulties in managing foreign operations;

●	unexpected changes in tariffs or trade barriers;

●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

●	reduced protection for intellectual property rights;

●	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;

●	failure to comply with foreign laws, regulations, standards, and regulatory guidance governing the collection, use, disclosure, retention, security, and transfer of personal data, including the European Union General Data Privacy Regulation (“GDPR”); and

●	failure to comply with anti-bribery and anti-corruption laws including the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our current or future international operations and, consequently, may negatively impact our financial condition, results of operations and cash flows.

Risks Related to Development of Biosimilar Biologics and Cell and Gene Therapies

If we are unable to obtain regulatory approval for, or successfully commercialize, bevacizumab-anew, or rituximab-anew, our business will be harmed.

Biosimilar product development is a highly speculative undertaking and involves a substantial degree of risk. We have initiated preparatory activities for our confirmatory Phase 3 clinical trial of bevacizumab-anew (Avastin) biosimilar candidate, and rituximab-anew (Rituxan/Mabthera) candidate. It may be several years, if ever, before we complete Phase 3 clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. Even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable. Our biosimilar product candidates are for versions of products for which other approved biosimilar competitors are already being marketed. Thus, even if approved, our products will face significant established competition from both the original branded versions of our products, as well as from other already-approved biosimilar products. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

The evolving regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time-consuming, rigorous, and inherently unpredictable. If we and our collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities in the EEA, and by other regulatory authorities in other countries, where regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval from the FDA, or in the EEA until we receive European Commission or EEA Competent Authority approvals.

The exact amount of time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take years and depends upon numerous factors, which may not be within our control. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which could cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any of our product candidates, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failure to obtain regulatory approval to market any of our product candidates, which would significantly harm our business. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and commercial return potential and could result in the need for additional financing.

In addition, if we change the regulatory pathway through which we intend to seek approval of any of our product candidates, or alter their composition or method of manufacturing, we may have to conduct additional clinical trials, which may delay our ability to submit a marketing application for the product. Even if we or our collaboration partners were to obtain approval for any of our product candidates, regulatory agencies may limit the scope of such approval for fewer or more limited indications than we request, may grant approval contingent on the completion of costly additional clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing could harm the commercial prospects for our product candidates.

The results of previous clinical trials may not be predictive of future results, and the results of our future clinical trials may not satisfy the requirements of the FDA, EMA or other foreign regulatory agencies.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any of our current and future collaborators may decide, or regulators may require us to conduct additional clinical or preclinical testing. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are as safe and effective for use for a specific indication(s) and in a specific patient population (s) before we can seek regulatory approval for their commercial sale. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA, EMA, and other foreign regulatory agencies despite having progressed through initial clinical trials. Product candidates that have shown promising results in early clinical trials may still fail in subsequent confirmatory clinical trials. Similarly, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA, EMA and other foreign regulatory agencies may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change the requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. We initially intended to seek approval for bevacizumab-anew for the treatment of metastatic colorectal cancer and metastatic lung cancer. Our plans to extrapolate to all other indications in the approved product labeling of the reference product based on the sensitive population agreed by the FDA and EMA in the confirmatory clinical study. During review of the registration application, our justification for the extrapolation may not be accepted. Any of the regulatory authorities may approve a product candidate for fewer indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA, EMA, and other foreign regulatory agencies may not approve the additional indication extrapolations that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval.

As with most pharmaceutical products, the use of our product candidates could be associated with side effects or adverse events, which can vary in severity and frequency. Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or foreign authorities. Additionally, results of our studies could reveal a high and unacceptable severity and prevalence of side effects, toxicity, or other safety issues, and could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits that will harm our business. In such an event, We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates that we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects, and financial condition.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result.

If we receive approval, regulatory agencies require that we report certain information about adverse medical events.

The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, EMA, or other foreign regulatory agencies could act including but not limited to criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

If other biosimilars of bevacizumab (Avastin) or rituximab-anew (Rituxan/Mabthera) are determined to be interchangeable and our biosimilar product candidates for these reference products are not, our business would suffer.

The FDA or other relevant regulatory authorities may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar product and the reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what our plans to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing or further clinical trials. Provision of sufficient information for approval may prove. difficult and expensive.

We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar product or as an interchangeable product in any jurisdiction. Furthermore, legislation governing interchangeability could differ by jurisdiction on a state or national level worldwide.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates, and our insurance coverage may not be sufficient to satisfy any liability that may arise.

Drug-related side effects could affect patient recruitment for clinical trials, the ability of enrolled patients to complete our studies or result in potential product liability claims. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could negatively impact our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for commercial sale. Furthermore, we may also not be able to take advantage of limitations on product liability lawsuits that apply to generic drug products, which could increase our exposure to liability for products deemed to be dangerous or defective.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturing facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any non-disclosure agreement, BLA or marketing authorization application, or MAA. Accordingly, we and our collaborators and suppliers must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

If a regulatory agency discovers previously unknown problems with an approved product, they may impose restrictions on that product.

If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue untitled and warning letters;

●	impose civil or criminal penalties;

●	suspend or withdraw regulatory approval;

●	suspend any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including closing our manufacturing facilities; or

●	seize or detain products or require a product recall.

If regulatory sanctions are applied, or if regulatory approval is withdrawn, the value of our company and our operating results will be negatively impacted.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, more effective, or less expensive than ours.

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical markets have demonstrated the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as an ability to effectively commercialize, market and promote approved products. Numerous companies, universities and other research institutions are engaged in developing, patenting, manufacturing, and marketing products competitive with those that we are developing. Many of these potential competitors are large, experienced pharmaceutical companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, and manufacturing, personnel, and marketing resources. These companies also have greater brand recognition and more experience in conducting preclinical testing and clinical trials of product candidates and obtaining FDA and other regulatory approvals of products.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Sandoz International GmbH, or Sandoz, Hospira, Inc., or Hospira, Amgen Inc., Pfizer Inc., Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., Samsung Bioepis, Ltd. (a Merck/Biogen/Samsung biosimilar venture) and Hanwha Chemical Corporation, as well as other smaller companies such as Coherus Biosciences, Inc. and Celltrion, Inc. At least four such competitors have already obtained regulatory approval of and have been marketing for several years their own biosimilar bevacizumab (Avastin) products. Similarly, there are at least three approved rituximab biosimilars that have been on the market for several years. We will not be able to obtain regulatory approval of either of its biosimilar product candidates for several more years (if ever) and by that time there may be even more approved competing bevacizumab and rituximab biosimilar products on the market, which could materially harm our ability to gain market share.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations.

As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may also succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do.

If an improved version of a reference product, such as Avastin, is developed or if the market for the reference product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

Other companies may develop improved versions of a reference product, or the innovator applicant may change the reference product formulation as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a new or supplemental Biologics License Application (BLA) filed with the applicable regulatory authority. If a competitor succeeds in obtaining the approval of an improved biologic product, it may capture a significant share of the collective market in the applicable jurisdiction and significantly reduce the potential size of the market for our biosimilar product candidates. In addition, the improved product may be protected by additional patent rights that may subject our follow-on biosimilar product to claims of infringement.

We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights, we may be unable to generate any revenue.

To successfully commercialize any products that may result from our development programs, we will need to develop marketing and sales capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets where we may choose to retain commercialization rights. Doing so will be expensive, difficult, and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

Further, given our lack of prior experience in marketing and selling biosimilar or gene therapy products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives and medical support liaisons to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary.

We may need to enter into agreements with other companies that can provide capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these agreements on favorable terms, our business could be harmed.

Because we have limited capabilities for late-stage product development, manufacturing, sales, marketing, and distribution, we have found it necessary to enter into agreements with other companies. Please see Section entitled “Intellectual Property — Our Licenses and Technology.”

In the future, we may also find it necessary to enter into other agreements or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize its product candidates. If we are unable to secure or maintain such agreements we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

In addition to commercialization capabilities, we may depend on our agreements with other companies to provide our additional funding for the development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally or to bring product candidates to market. As a result, our business and operating results may be harmed.

The third-party coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Pricing, coverage, and reimbursement of our biosimilar and gene therapy product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not be sufficient to recover our development and manufacturing costs and potentially achieve profitability. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours, if approved. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third- party payors. If coverage and reimbursement are not available, or are available only at insufficient levels, we may not be able to successfully commercialize our product candidates.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play a significant role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics or gene therapy exists among third-party payors. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the process for seeking favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products could have a material adverse effect on our operating results, our ability to raise the capital needed to commercialize products and our overall financial condition.

Our biosimilar product candidates, if approved, will face price competition from both the respective reference products and other biosimilars.

Successful competitors in the biosimilar market will likely have the ability to effectively compete on price through payors and their third-party administrators who exert downward pricing pressure. It is possible our competitors’ compliance with price discounting demands in exchange for market share could exceed our capacity to respond in kind and reduce market prices beyond our expectations. In addition, the RPS may compete effectively on price and limit our ability to accrue market share. Such practices may limit our as well as our collaboration partners’ ability to increase market share and will also impact profitability.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study candidate, the perceived risks and benefits of gene therapy approaches for the treatment of neurological diseases, the number and nature of competing existing treatments for our target indications, the number and nature of ongoing trials for other product candidates in development for our target indications, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in the biosimilar product clinical trials to date and any other negative results we may report in clinical trials of any of our gene therapy or biosimilar product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we expect to rely on contract research organizations (CROs) and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to control their actual performance.

Our AAV-based gene therapy product candidates and our lentiviral-based gene therapy product candidate are based on new gene transfer technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

The use of gene therapy in the treatment of Alzheimer’s and ALS is new but promising. We may experience problems or delays in developing new gene therapy product candidates and such problems or delays may cause unanticipated costs, and such development problems may not be solvable. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process for our gene therapy product candidates from their current manufacturers, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities.

Since August 2017, the FDA has approved 32 cell and gene therapy products including two that utilized a lentiviral-based vector. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

Clinical development of our gene therapy candidates will require the development and use of new in vitro assays that can detect and measure different isoforms and metabolites of Klotho.

Our R&D program for our gene therapy products will require us to develop and validate one or more assays to separate and individually measure the three isoforms (s-KL, m-KL, p-KL), and the two metabolites (KL1and KL2) of Klotho. If we encounter delays or are unable to successfully develop and obtain necessary regulatory approvals for such assays, we may be unable to develop our gene therapy candidates on a timely basis or at all.

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future.

The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. If we were to engage an NIH-funded institution, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our gene therapy product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

The FDA, NIH and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing.

Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our gene therapy product candidates. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post- approval limitations or restrictions. As we advance our gene therapy product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our gene therapy product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

Even if we obtain FDA approval for our gene therapy product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries.

Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.

Even if our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, including due to the novelty of gene therapy products in general. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable. The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	the effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

●	our ability to offer our products for sale at competitive prices;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the ethical, social, and legal concerns about gene therapy;

●	the availability of third-party coverage and adequate reimbursement and patients’ willingness to pay for our products in the absence of such coverage and adequate reimbursement;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of our product together with other medications.

The failure of any of our product candidates, if approved, to find market acceptance would harm our business and could require us to seek additional financing.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, unethical, or immoral, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon the comfort level of physicians to prescribe our product candidates, in lieu of, or in addition to, existing or standard treatments they are already familiar with and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our gene therapy product candidates. Earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in such trials using earlier generation vectors. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Gene therapy that targets a gene that is, or that near to another gene, which is important in cell growth or division could potentially enhance the risk of malignant transformation. If our vectors demonstrate such an effect, we may decide or be required to halt or delay further clinical development of our AAV-based or lentiviral-based product candidates.

Adverse events in our clinical studies, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Increasing demand for compassionate use or expanded access of our unapproved therapies could negatively affect our reputation and harm our business.

We are developing our gene therapy product candidates for life-threatening illnesses for which there are currently limited to no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide our product candidates under an expanded access corporate policy, our reputation may be negatively affected, and our business may be harmed.

Recent media attention to individual patients’ expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials, or access programs could result in diversion of resources from our primary goals.

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk of serious adverse events in this patient population is high, which could have a negative impact on the safety profile of our product candidates could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. If we were to provide patients with our product candidates under an expanded access program, We may in the future need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

Risks Related to Our Reliance on Third Parties

We will rely on third parties to manufacture and quality control test our product candidates, to conduct our preclinical and clinical trials, and perform other tasks for us.

We plan to rely upon contract research organizations (CROs) and contract process development and manufacturing organizations (CDMOs) to monitor and manage manufacturing supply and collect and manage data for our ongoing preclinical and clinical programs and we will rely on these parties for quality product supply, logistics, and execution of our preclinical and clinical trials and regulatory submissions, and we can only control certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific requirements and standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we, or any of our CROs/CDMOs, service providers or investigators fails to comply with applicable regulations or GCPs, the data generated in our preclinical and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional preclinical and clinical trials before approving our marketing applications. Failure to comply by any of the participating parties or us with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

We expect to depend on third parties for the commercialization of our biosimilar and gene therapy product candidates in certain major markets outside the United States, and their failure to commercialize in those markets could harm our business and operating results.

We will try to maximize the value of our product pipeline by retaining development and commercialization rights in the United States and continuing to selectively out-license to ex-U.S. markets. Accordingly, we will need to identify third parties and then negotiate the terms of the development and commercialization agreements for major ex-U.S. markets, such as the EU and Japan. We may not be successful in identifying contract counterparties, and we may not be able to reach agreements with such parties on terms that are as favorable to our company as we would anticipate. If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements.

We and RLS, and our gene therapy CDMO, are subject to significant regulation with respect to manufacturing our product candidates. RLS and the CDMO’s manufacturing facilities may not continue to meet regulatory requirements or may not be able to meet supply demands.

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP and other applicable regulations. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our Klotho’s product candidates that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facility or our associated quality systems for compliance with the regulations applicable to the activities conducted. If our facilities do not pass a pre-approval facility inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. If RLS or other CDMOs fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product, withdrawal of an approval or suspension of production. As a result, our business, financial condition, and results of operations may be harmed.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly and time-consuming for us to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of our facility. Any such remedial measures could harm our business.

Risks Related to Intellectual Property

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions, interested parties review and reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which our intend to introduce biosimilar versions, such as Genentech, Inc., or Roche, as well as other competitors (including other companies developing biosimilars) have developed worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products, formulations, manufacturing processes or methods of use.

Third parties may assert that we are employing their proprietary technology without authorization.

There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. The existence of any patent with valid and enforceable claims covering one or more of our product candidates could cause substantial delays in our ability to introduce such product candidate into the U.S. market if the term of such patent extends beyond our desired product launch date.

Additionally, we may face claims from non-practicing third-party entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, the scope of patent claims is subject to interpretation by the courts. If we are sued for patent infringement, we would need to demonstrate that our product candidates, methods of manufacture or methods of use either do not infringe the asserted patent claims or that the claims are invalid and/or unenforceable, and we may not be successful. Even if we are successful in litigation, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted, which could harm our business. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial monetary damages.

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on commercially acceptable terms or at all. If, as a result of patent infringement claims or to avoid potential claims, we choose or are required to seek licenses from third parties, these licenses may not be available on acceptable terms or at all. Even if we are able to obtain a license, the license may obligate us to pay substantial license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Moreover, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would likely involve substantial litigation expense and would likely be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against our, our may, in addition to being blocked from the market, have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may not identify relevant patents or may incorrectly interpret the relevance, scope, or expiration of a patent, which might adversely affect our ability to develop and market our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history.

Further, the identification of all patents and their expiration dates relevant to the production and sale of a reference product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. We may not identify all relevant patents, or incorrectly determine their expiration dates, which may negatively impact our ability to develop and market our products. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop, market and commercialize our products.

We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming, and unsuccessful.

We may discover that competitors are infringing patents we have in-licensed or that may be granted to us in the future. Expensive and time-consuming litigation may be required to enforce our in-licensed or future patents. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during any litigation we initiate to enforce our in-licensed or future patents. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a negative impact on the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

We may be unable to obtain and maintain effective patent rights for our product candidates or any future product candidates.

We rely upon a combination of licensed patents, trade secret protection and confidentiality agreements to protect our intellectual property related to our product candidates and development programs. Our ability to enjoy any competitive advantages afforded by our intellectual property depends in large part on our ability to obtain and maintain patents and other intellectual property protection in the United States and in other countries with respect to various proprietary elements of our product candidates, such as, for example, Our product formulations and processes for manufacturing our product candidates and our ability to maintain and control the confidentiality of our trade secrets and confidential information critical to our business.

Although it has not filed patents to date, we plan to seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no guarantee that any patent application we file will result in an issued patent having claims that protect our products; and, as a result, we may not be able to effectively prevent others from commercializing competitive products. Additionally, while the basic requirements for patentability are similar across jurisdictions, each jurisdiction has its own specific requirements for patentability. We cannot guarantee that we will obtain identical or similar patent protection covering our products in all jurisdictions where we file patent applications.

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions for which legal principles remain unresolved. As a result, the claims that cover our product candidates in the United States may not provide the same degree of protection as patent claims in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered, or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license, or pursue with respect to our product candidates is threatened, it could threaten our ability to prevent third parties from using the same technologies that we use in our product candidates.

Obtaining and, once patents are obtained, maintaining our patent protection will depend on compliance with various procedural requirements, document submissions, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. In certain cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case and it may materially affect our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, defending, and enforcing intellectual property on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify, develop or commercialize additional product candidates.

Although a substantial amount of our effort will focus on clinical testing, potential approval and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, develop and commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our development efforts may fail to yield additional product candidates suitable for clinical development and commercialization for a number of reasons, including but not limited to the following:

●	We may not be successful in identifying potential product candidates that pass our strict screening criteria;

●	We may not be able to overcome technological hurdles to development or a product candidate may not be capable of producing commercial quantities at an acceptable cost, or at all;

●	We may not be able to patent “natural” or known human gene compositions of matter or use in treating or preventing diseases;

●	We may not be able to assemble sufficient resources to acquire or discover additional product candidates;

●	Our product candidates may not succeed in preclinical or clinical testing;

●	Our potential product candidates may fail to show sufficient biosimilarity to reference molecules; and

●	Competitors may develop alternatives that render our product candidates obsolete or less attractive or the market for a product candidate may change such that a product candidate may not justify further development.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs or we may not be able to identify, develop or commercialize additional product candidates, which would harm our business and could potentially cause us to cease operations.

We may be subject, directly or indirectly, to federal and state healthcare laws and regulations, including fraud and abuse, false claims, physician payment transparency and health information privacy and security laws. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business.

If our operations are found to be in violation of any laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such action can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending ourselves against any such actions that may be brought against us, our business may be impaired.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Our research, development and manufacturing activities and our third-party suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various waste resulting from their use are stored at our facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research, development and manufacturing efforts and business operations, and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

General Risks

We are subject to a variety of stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, disrupt our clinical trials, or otherwise adversely affect our business.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad, to operate our business, for legal and marketing purposes, and for other business-related purposes.

There are numerous federal, state, local, and international laws, regulations, and guidance regarding privacy, and information use, storage and security, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent or in conflict with other rules among jurisdictions. For example, US States have also begun to introduce more and more comprehensive privacy legislation. The California Consumer Privacy Act of 2018, or CCPA, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We are also subject to the terms of our privacy and security policies, representations, certifications, standards, publications and frameworks, or Privacy Policies, and contractual obligations to third parties related to privacy, and information use, storage, and security. While we strive to comply with applicable data protection laws, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners, or vendors do not comply with applicable laws, Privacy Policies, and other obligations. In such event, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to process personal information or to operate in certain jurisdictions; and cause a material adverse impact to business operations or financial results.

If our security measures are compromised now, or in the future, or the security, confidentiality, integrity, or availability of, our information technology, software, services, communications or data is compromised, limited or fails, it could result in material harm to our business.

In the ordinary course of our business, we may collect, process and store proprietary, confidential, and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and engage in use of data on our behalf. We may also share sensitive information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of our service providers, partners or other relevant third parties), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and could require us to incur substantial costs to recover or reproduce such data.

In addition, cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues.

We may be required to expend significant resources, fundamentally change business activities and practices, or modify our operations, including our clinical trial activities or information technology, in an effort to protect against data breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable laws may require us to implement specific security measures or use industry-standard or reasonable measures to protect against data breaches. While we have implemented security measures designed to protect against data breaches there can be no assurance that our measures or those of our service providers, partners and other third parties, will be effective in protecting against all data breaches and material adverse impacts that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and the third parties that our works with) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize data breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We may not have adequate insurance coverage in the event of a Security Breach. We cannot assure that our existing coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

There is no assurance that we will be able to reach and service customers in a profitable manner.

We are a new business and as such, there is no assurance that we will be able to locate customers that could use our services in the future and we may not be able to generate revenues in the future in a manner that will be sufficient for us to remain profitable.

Our future profitability will be dependent upon whether we can service clients and increase our client base. There can be no assurance that we will ever increase our profitability.

Even if we obtain future revenues sufficient to expand operations, increased operating expenses could adversely affect our ability to operate in a profitable manner.

We may in the future issue more shares that could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized, but unissued, common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by our current shareholders, which could present significant risks to investors.

The elimination of personal liability of director and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

We have agreed to the indemnification of officers and directors as provided by Delaware General Corporation Law. The Delaware General Corporation Law provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons’ promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.

We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations, or result in unforeseeable risks to our business.

We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures, and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets.

These transactions may present significant risks such as insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt agreements (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement/prospectus. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following January 20, 2026, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common shares and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

If large amounts of our common shares held by our existing stockholders are sold in the future, the market price of our common shares could decline.

The market price of our common shares could fall substantially if our existing stockholders were to sell large amounts of our common shares in the public market. These sales, or the possibility that these sales may occur, could also make it more difficult for us to sell equity or equity-related securities if we need to do so in the future to address then-existing financing needs. U.S. federal securities laws requiring the registration or exemption from registration in connection with the sale of securities limit the number of shares of common stock available for sale in the public market.

Investors may suffer substantial dilution or an unrealized loss of seniority in preferences and privileges if we need to seek additional funding in the future.

We have authorized one billion shares of common stock with 28,011,351 shares outstanding as of March 26, 2025. If we desire to raise additional capital in the future to expand our operations, we may have to issue additional equity, preferred securities, or convertible debt securities, which may not need the approval of current shareholders. The issuance of new common shares may cause dilution of ownership percentage.

We may need additional capital in the future, which may not be available to us on favorable terms, and may dilute your ownership of our common stock.

We currently rely on outside financing and cash from operations to fund our operations, capital expenditures, and expansion. We may require additional capital from equity or debt financing in the future to:

●	fund our operations;

●	respond to competitive pressures;

●	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies, or businesses; and

●	develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may result in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies, or businesses. In connection with one or more of those transactions, we may:

●	issue additional equity securities that would dilute our stockholders;

●	use cash that we may need in the future to operate our business;

●	incur debt on terms unfavorable to us or that we are unable to repay;

●	incur large charges or substantial liabilities;

●	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

●	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges; and

●	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

If we fail to comply with the continued listing requirements of Nasdaq, specifically, Nasdaq Listing Rules 5450(b)(2)(C) and 5450(b)(2)(A), we may face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

As previously reported, on August 16, 2024, the Company received two letters from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that failed to maintain a minimum market value of publicly held shares of at least $15,000,000 for a minimum of 10 consecutive business days and that the Company failed to maintain a minimum market value of listed securities of at least $50,000,000. If the Company fails to timely regain compliance with Nasdaq Listing Rules, the Company’s common stock will be subject to delisting from Nasdaq. Therefore, in accordance with Marketplace Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until February 12, 2025, to regain compliance with the MVPHS Rule.

If the Company fails to timely regain compliance with Nasdaq Listing Rules, the Company’s common stock will be subject to delisting from Nasdaq. As part of its compliance plan, the Company is evaluating a change in Nasdaq listing tiers and alternate means of qualification, including but not limited to the shareholder equity standard of qualification.

If we fail to comply with the continued listing requirements of Nasdaq, specifically, Nasdaq Listing Rules 5450(a)(2)(1), we may face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

As previously reported, on October 15, 2024, the Company received a letter from Nasdaq notifying the Company that they failed to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5450(a)(2)(1).

If the Company fails to timely regain compliance with Nasdaq Listing Rules, the Company’s common stock will be subject to delisting from Nasdaq.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards and routine review of our policies and procedures to identify risks and refine our practices. We consider the internal risk oversight programs of third-party service providers before engaging them to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

The Audit Committee of our Board provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight, when and if appropriate. Management provides periodic updates to the Audit Committee regarding cybersecurity matters including significant new cybersecurity threats or incidents, when and if appropriate.

We use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

ITEM 2. PROPERTIES

Klotho does not directly own or lease any material physical properties. The Company is currently using three (3) remote offices in Charlotte, NC, Omaha, NE and Scottsdale, AZ, each consisting of approximately 400 sq ft square feet, and provided for the Company’s use rent-free by the Company’s employees.

Our principal executive office is located at 13576 Walnut Street, Suite A, Omaha, NE 68144. The office space is rent free and approximately 400 square feet of space. We believe that our facilities are generally in good condition and suitable for operating our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “KLTO” and our Public Warrants under the symbol “KLTOW.”

Holders of Record

As of March 26, 2025, we had 89 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid dividends on our common shares since our formation, and we do not anticipate paying dividends in the foreseeable future.

Instead, we will retain any earnings for use in our business. This policy will be reviewed by our board of directors from time to time considering, among other things, our earnings and financial position.

No distribution may be made if, after giving it effect, we would not be able to pay debts as they become due in the usual course of business; or the corporation’s total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

The board of directors may base a determination that distribution is not prohibitive either on consolidated financial statements prepared on the basis of accounting practices and principles that are reasonable in the circumstances or on a fair valuation of other method that is reasonable in the circumstances.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Klotho Neurosciences Inc. and its subsidiaries. Klotho Neurosciences, Inc. is incorporated in Delaware.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs.

Overview

Klotho Neurosciences, Inc. (the “Company” or “Klotho”) develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform that uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

On May 30, 2023, the Company, then known as Redwoods Acquisition Corp. entered into a business combination agreement (the “Business Combination Agreement”) with ANEW Medical, Inc., a Wyoming corporation. On June 21, 2024, the Company completed the Business Combination with ANEW Medical, Inc., a Wyoming corporation becoming a wholly- owned subsidiary, through a reverse acquisition. Simultaneously, the Company changed its name to ANEW Medical, Inc. On September 17, 2024, the Company changed its name to Klotho Neurosciences, Inc.

Results of Operations

For accounting purposes, the Business Combination is treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer, as of the date of acquisition, ANEW Medical, Inc., a Wyoming corporation, became the historical financial statements of publicly traded ANEW Medical, Inc., a Delaware corporation. The Results of Operations herein are those of the accounting acquirer, ANEW Medical, Inc., a Wyoming corporation. On September 17, 2024, ANEW Medical, Inc.’s name was changed to Klotho Neurosciences, Inc.

We have not generated any operating revenues to date. To date, our operations have consisted of acquiring our licensed platforms and patents, and consummation of the Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as our expenses associated with planning our research and clinical testing operations.

Components of Our Results of Operations

We have been a research and development stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Results of Operations

Years Ended December 31, 2024 and 2023

Our financial results for the years ended December 31, 2024 and 2023 are summarized as follows:

Revenues

The Company had no revenue for the years ended December 31, 2024 and 2023.

Operating Expenses

Operating expenses are composed of consultant fees and professional fees.

Our operating expenses for the year ended December 31, 2024 were $5,540,236 compared to $631,322 for the year ended December 31, 2023, an increase of $4,908,914. The increase was primarily due to increased stock-based compensation expense as well as expenses associated with our business combination including increases in third party consulting fees and professional fees.

Net Loss

For the year ended December 31, 2024, we incurred a net loss of $6,150,372 compared to a net loss of $707,458 for the year ended December 31, 2023. The increase in net loss was primarily due to increased stock-based compensation expense as well as expenses associated with our business combination including increases in third party consulting fees and professional fees.

Working Capital

	As of December 31,
	2024	2023
Current assets	$157,811	$6,648
Current liabilities	1,247,534	1,620,989
Working capital	$(1,089,723)	$(1,614,341)

Working capital increased by $0.5 million from December 31, 2023 to December 31, 2024, primarily due to increase in accrued expenses of approximately $0.9 million and decrease in note payables of approximately $1.2 million from equity inducement on the Austria Capital promissory note of approximately $1.0 million for the funding obtained for operations during the year ended December 31, 2024.

Liquidity and Capital Resources

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(2,946,512)	$(446,916)
Net cash (used in) provided by investing activities	(123,497)	23,852
Net cash provided by financing activities	3,130,942	350,000
Net increase (decrease) in cash and cash equivalents	$60,933	$(73,064)
Cash, beginning of year	2,808	75,872
Cash, end of year	$63,741	$2,808

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $2,946,512, compared to $446,916, for the year ended December 31, 2023, an increase of $2,499,596. The increase in cash used in operating activities is primarily attributable to increases in expenses related to the business combination and continued operating costs. We expect net cash used in operating activities to increase in the future, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $123,497, compared to net cash provided by investing activities of $23,582 for the year ended December 31, 2023, an increase in cash used of approximately $147,349, primarily attributable to acquisition of licenses in the period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $3,130,942, which consisted of proceeds from the business combination, note issuances, sales of stocks and warrants, as well as proceeds from related parties. For the year ended December 31, 2023, net cash provided by financing activities was $350,000, from repayment of an advance to a shareholder and proceeds from stock subscription.

Liquidity & Capital Resources Outlook

As of December 31, 2024, the Company had cash of $63,741 and net working capital of ($1,089,723).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had cash of approximately $64,000 and an accumulated deficit of approximately $10.6 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

See Note 10 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

The preparation of audited consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates; we have identified the following critical accounting policies:

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that a buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2024 and 2023 due to the short maturities of such instruments. See Note 2 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Convertible Promissory Notes

The convertible promissory notes are accounted for in accordance with ASC 470. The Company has determined that the embedded conversion options in the convertible promissory notes are not required to be separately accounted for as a derivative under GAAP. The Company accounts for the convertible promissory notes as a single liability measured at amortized cost.

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

New Accounting Standards

For discussion of new accounting standards, see Note 2 to the consolidated Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our internal controls over financial reporting were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of March 26, 2025, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Dr. Joseph Sinkule	71	Chief Executive Officer, Founder and Chairman
Peter Moriarty	75	Chief Operating Officer
Jeffrey LeBlanc	48	Chief Financial Officer
Non-Employee Directors
Shalom Z. Hirschman(2)(3)	88	Director
Samuel Zentman(1)(2)(3)	78	Director
Jon W. McGarity(1) (2)(3)	82	Director
Riad El-Dada(1)	60	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance Committee.

Executive Officers

Each executive officer serves at the discretion of our Board and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Joseph Sinkule, Pharm.D. — Dr. Sinkule has evolved from a chemist, scientist and clinical researcher into a successful businessman and serial entrepreneur. In 2015, he founded and has served as Chief Executive Officer and Chairman of Anew Oncology, Inc. In 2022, Dr. Sinkule became the Chairman and Chief Executive Officer of ANEW MEDICAL which acquired Anew Oncology. He received his B.S in Chemistry from the University of Nebraska in 1976 and a doctorate in pharmacy, pharmacology, and pharmacokinetics (Pharm.D.) from University of Nebraska Medical Center in 1980. His post-doctoral training was at St. Jude Children’s Research Hospital in Memphis, TN and he held several academic positions at the University of Chicago and the University of Michigan. He joined the pharmaceutical and biotechnology industry in 1990 and held key management and senior directorship positions for over 15 years including Senior Vice President and Board member of Techniclone International, a Nasdaq-listed biotech company at the age of 33 years old. He founded, was the CEO, and served on the Board of two biopharmaceutical companies — Virionics Corporation from 2005-2008 and Apthera, Inc. from 2008-2012. He founded and served as CEO and Chairman of the Board of Anew Oncology, Inc. in 2015, which became ANEW MEDICAL, INC. in 2019. Joseph has been involved with drug development for the past 40 years. He has been a consultant and advisor to several companies and academics in the fields of cell and gene therapy for the past 18 years. Dr. Sinkule is also the Chair of the Corporate Governance Committee. Dr. Sinkule is qualified to serve on our Board of Directors due to his extensive management experience, drug development experience, business, finance, and entrepreneurial experience, as well as his international contacts and relationships.

Peter Moriarty — Mr. Moriarty has an extensive experience in the pharmaceutical industry both in the United States and internationally. He was a co-founder of Shire Pharmaceuticals, an international specialty pharmaceutical company acquired by Takeda Pharmaceuticals (TAK — NASDAQ). He was also the co-founder of Prismic Pharmaceuticals, where he was Chairman and Chief Executive Officer from 2013 to 2018 and then, as Executive Chairman, led the Prismic’s acquisition by FSD Pharma (HUGE —Nasdaq) in 2019. Since 2019, Mr. Moriarty has acted as an independent consultant to pharmaceutical companies. Mr. Moriarty’s earlier career spanned management positions within Warner-Lambert/Parke-Davis and Schering-Plough, including leadership positions overseas as well as in the United States. Additionally, he led the Sales Force Automation and Software Products Division at Walsh America (acquired by NDC), as well as he led Corporate Development at Ixsys/Applied Molecular Evolution acquired by Eli Lilly (LLY —NYSE). He was subsequently the founder, Chairman and Chief Executive Officer of iPhysicianNet, Inc. and Clinical Information Network. Mr. Moriarty attended Aston University School of Law in conjunction with his training to become a Solicitor (Attorney) under the rules and regulations of the British Law Society 5-year Articles program. He passed the Final/Qualifying examinations in Contract Law (with distinction), Criminal Law, Tortious Law, and English Legal System (US accredited as equivalent to a Masters’ Degree).

Jeffrey LeBlanc — Mr. LeBlanc has over 20 years of experience in managing financial operations, investing, advising Fortune 500 companies, and launching new ventures. He is the co-founder of Winvest Acquisition Corp. (Ticker: WINV), a special purpose acquisition company. Prior to Winvest, Mr. LeBlanc launched Out of Print, a direct-to-consumer merchandise platform that was acquired by Penguin Random House in 2017. He previously held investment roles at Greenlight Capital and GE Capital, and started his career at McKinsey and Co. Mr. LeBlanc currently serves on the Board of Directors of Cactus Acquisition Corp (Ticker: CCTSF), and previously served on the Boards of Riot New Media Group and Books For Africa. He received an MBA from Harvard Business School and a BS in Chemical Engineering from MIT.

Non-Executive Directors

Shalom Hirschman, MD — Dr. Hirschman has had a long career as an academic physician, research scientist, educator, and, most recently, biotechnology entrepreneur and consultant. Dr. Hirschman served as intern and resident in medicine at The Massachusetts General Hospital of the Harvard Medical School. Following years of research in molecular biology and molecular virology at the National Institutes of Health (NIH), he was recruited to the world-renowned founding faculty of The Mount Sinai School of Medicine where he was appointed as Director of the Division of Infectious Diseases and Professor of Medicine. Dr. Hirschman served for three decades as Director of the Division of Infectious Diseases, and, in addition, for many years as Vice-Chairman of the Department of Medicine, at The Mount Sinai School of Medicine and The Mount Sinai Hospital. Included among Dr. Hirschman’s many contributions to medical research during his tenure at Mt. Sinai are the discovery of the DNA polymerase of the hepatitis B virus (HBV), the characterization of the viral DNA, the successful replication of HBV in cell culture and the first description of AIDS as an immunologic disease. Dr. Hirschman also served as Vice-Chairman and then as Chairman of the Microbiology Section of the New York Academy of Sciences. He retired from Mount Sinai and joined Advanced Viral Research Corp. as its Chief Executive Officer, President, and Chief Scientific Officer. There he successfully created a new type of peptide-based drug, built an FDA approved manufacturing facility, and brought this drug into clinical trials under INDs with the US FDA. He then took the positions as Senior Vice-President for Graduate and Professional Education and Senior Vice-President for Graduate Academic Affairs at Touro College and the Touro University System. Dr. Hirschman is one of the three founders of Touro College and the Touro University System and served as a member of the Board of Directors for more than three decades. He initiated and negotiated the purchase of New York Medical College by Touro College. During the past five years Dr. Hirschman has been a consultant to educational institutions, biotechnology companies and biotechnology investment funds, especially to Sunrise Securities Corporation. Dr. Hirschman is qualified to serve as a director because of his clinical and medical knowledge base, his international relationships, his medical guidance on clinical development aspects, and business experience.

Samuel Zentman, PhD — Dr. Zentman graduated from Wayne State University and the University of Michigan and holds a Ph.D. doctorate in Complex Analysis. He was a Mathematics professor at several divisions of the University of Detroit. And worked as a systems analyst, manager of Engineering Computer Center, and director of the Corporate Computer Center of American Motors Corporation. Dr. Zentman was the CFO and then CEO of Manhattan Textile Corporation, a privately held export firm in New York city. He was a Board member of several Tech and Medical start-ups including: Neuromedical Systems Inc., Amplification Technologies, Inc., Power Safe Technology Corp, and Hinson Hale Medical Technologies Inc. Dr. Zentman is currently a Board member of Acorn Energy where he has serv3ed for over the past 15 years, and is the Chairman of the Audit Committee, and member of the Nominating Committee and Compensation Committee. Dr. Zentman has extensive experience in dealing with early stage medical and technology companies. He also serves as the Chairman of the Board of several national non-profits organizations devoted to the quality of education in the U.S. and abroad. We believe Dr. Zentman is qualified to serve on our Board because of his decades of expertise in business management, public and private company finance, his insight in medical technologies, and his global contacts and business relationships.

Jon W. McGarity — Mr. McGarity is the President & CEO of EthiX Associates, which he founded in February 1996 and is a consultancy business serving the business needs of the healthcare industry with a focus on pharmaceuticals and biotechnology. In addition, he has been the Chief Operating Officer of MiClimate, Inc. since 2022 which has developed the first body temperature regulation device resulting in a change in the way people manage individual temperature sensitivities. He co-founded NeuroEM Therapeutics, Inc., which is currently evaluating transcranial electromagnetic therapy (TEMT) for the treatment of cognitive functioning in Alzheimer’s disease patients, and has been its Chief Business Officer since 2021. In addition, he currently is an Advisor to the Biodesign Institute at Arizona State University. He is an original and current member of the Arizona Biosciences Roadmap Committee which provides strategic direction to the biosciences industry in Arizona. His pharmaceutical experience includes senior management positions with GlaxoSmithKline, Bristol Myers Squibb, and Novartis (Sandoz Pharmaceuticals). Mr. McGarity has launched over 40 products as well as completing numerous business development deals involving product acquisitions, licensing, co-marketing and promotional arrangements. Mr. McGarity’s experience having held executive positions at “big pharma” companies, start-up operations, drug and biologics regulations, marketing and sales, and finance makes him qualified to serve as a director.

Riad El-Dada — Mr. El-Dada is a seasoned healthcare executive with global experience. He is currently a member of the Board of Directors of The MKG Group and is a Board Director for the Merck Sharp & Dohme Federal Credit Union. He is a former Director of Mallinckrodt Pharmaceuticals. Mr. El-Dada also serves as an advisor and consultant to investors and companies operating in the life sciences industry. He is a former Senior Executive at Merck with US, global and international experience leading organizations focused on the commercialization of innovative pharmaceuticals. In his most recent position at Merck, Mr. El-Dada was President of the US. He led commercial teams working in a dozen therapeutic areas accounting for over $12 billion of revenue. Prior to assuming the role of US President, Mr. El-Dada was the Managing Director for MSD in Australia & New Zealand. In addition to product commercialization, he has extensive experience in pharmaceutical product development and lifecycle management. Over his career at Merck, he negotiated several deals and worked in many partnerships across all phases of development and commercialization. Before joining Merck, Mr. El-Dada was a consultant at McKinsey. He worked for a variety of Fortune 500 clients in healthcare and other industries. He was a member of the Healthcare Leadership Council in Washington, DC and was active on Capitol Hill from 2018 to 2021. Mr. El-Dada completed his undergraduate degree at Cornell University Summa Cum Laude. He also earned a graduate degree with Distinction from Georgetown University.

Indemnification Agreements

On June 21, 2024, in connection with the consummation of the Business Combination, Klotho adopted the Amended Charter, which provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to Klotho or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to Klotho or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit. Klotho is expressly authorized to carry directors and officers’ liability insurance providing indemnification for Klotho’s directors, officers, and certain employees for some liabilities. Further information about the indemnification of Klotho’s directors and executive officers is set forth in the Proxy Statement/Prospectus in the section titled “Comparison of Stockholder Rights,” which is incorporated herein by a reference.

Scientific Advisory Board

The Company currently has a Scientific Advisory Board (“SAB”) that focuses on two areas: neurodegenerative diseases and longevity. The mandate of the SAB is to 1) provide strategic advice and make recommendations to the Board of Directors regarding current and planned research and development programs; 2) advise the Board of Directors on the scientific merit of technology or products involved in licensing and acquisition opportunities; 3) provide strategic advice to the Board of Directors on emerging science and technology issues and trends; 4) report to the Board of Directors with respect to significant matters covered at advisory board meetings; and 5) act as ambassadors to others from the ALS, Alzheimer’s, Parkinson’s, and other neurological disease communities.

SAB – Neurodegenerative Diseases

Robert Langer, Sc.D. – Dr. Langer is one of nine Institute Professors at the Massachusetts Institute of Technology (MIT); being an Institute Professor is the highest honor that can be awarded to a faculty member. He has written over 1,600 articles, which have been cited over 434,000 times; his h-index of 327 is the highest of any engineer in history and the 6th highest of any individual in any field. His patents have licensed or sublicensed to over 400 companies; he is a cofounder of a number of companies including Moderna. Dr. Langer served as Chairman of the FDA’s Science Board (its highest advisory board) from 1999-2002. His over 220 awards include both the United States National Medal of Science and the United States National Medal of Technology and Innovation (he is one of 3 living individuals to have received both these honors), the Charles Stark Draper Prize (often called the Engineering Nobel Prize), Queen Elizabeth Prize for Engineering, Albany Medical Center Prize, Breakthrough Prize in Life Sciences, Kyoto Prize, Wolf Prize for Chemistry, Millennium Technology Prize, Priestley Medal (highest award of the American Chemical Society), Gairdner Prize, Hoover Medal, Dreyfus Prize in Chemical Sciences, BBVA Frontiers of Knowledge Award in Biomedicine, Balzan Prize, the Dr. Paul Janssen Award, and most recently, the 2024 Kavli Prize Award in Nanoscience. He holds 42 honorary doctorates including Harvard, Yale, Columbia, and Northwestern, and has been elected to the National Academy of Medicine, the National Academy of Engineering, the National Academy of Sciences and the National Academy of Inventors.

Dr. Makoto Kuro-o, M.D., Ph.D. – Dr. Kuro-o is a professor at the Center for Molecular Medicine, Jichi Medical University, Japan. He received his degrees from the University of Tokyo, Japan. Dr. Kuro-o has over 30 years of research and clinical experience in endocrinology, endocrine FGF, molecular biology of aging, nephrology, and mineral metabolism. He discovered and named the Klotho gene and since then, over the last 24 years, has published extensively on it. Dr. Kuro-o’s pioneering research opened a new and very promising path toward understanding longevity as well as preventing and treating diseases.

Merit Cudkowicz, M.D., M.Sc. – Dr. Cudkowicz is the Chair of Neurology at Massachusetts General Hospital, Director of the Sean M. Healey & AMG Center for ALS, and the Julieanne Dorn Professor of Neurology at Harvard Medical School. A member of the National Academy of Medicine, Dr. Cudkowicz has been a pioneer in promoting and devising more efficient methods for the development of new therapies for people with neurological disorders such as ALS and is one of the founders and co-directors of the Northeast ALS (NEALS) Consortium, a group of over 150 clinical sites in the United States and Canada dedicated to performing collaborative academic-led clinical trials in ALS. Dr. Cudkowicz is also the Study Chair and Principal Investigator of the HEALEY ALS Platform Trial, a perpetual multi-center, multi-regimen clinical trial evaluating the safety and efficacy of investigational products for the treatment of ALS. Dr. Cudkowicz received the American Academy of Neurology 2009 Sheila Essay ALS award, the 2017 Forbes Norris Award from the International MND Alliance, the 2017 Pinnacle Award from the Boston Chamber of Commerce and the 2019 Ray Adams American Neurological Association Award. She received a B.S. in Chemical Engineering from Massachusetts Institute of Technology, an M.D. from Harvard Medical School and a MSc. in Clinical Epidemiology from Harvard School of Public Health.

SAB – Longevity

D. Craig Willcox, MHSc, Ph.D., FGSA – Dr. Willcox serves as Co-Principal Investigator of the Okinawa Centenarian Study as well as a co-investigator for several cohort studies of healthy aging from the Kuakini Honolulu Heart Program. He is Professor of Gerontology and Public Health Science at Okinawa International University and adjunct Professor in the Department of Geriatric Medicine at University of Hawaii. Dr. Willcox is a fluent speaker of Japanese and has over 30 years of epidemiological research on Asian populations. His work has mainly focused on identifying genetic and lifestyle risk factors for longevity and includes caloric restriction and cardio-metabolic risk factor analyses, gene-environment interactions, epigenetics as well as dietary intervention studies. He has published extensively on the traditional Okinawan diet and its relationship to healthy aging and longevity. Dr. Willcox has also contributed as Associate Editor to several journals devoted to research on aging, such as Journals of Gerontology: Biological and Medical Sciences, Nutrition and Aging, and the recently established Nature partner journal Mechanisms of Aging and Disease, among others. He has several nominations for Who’s Who in Healthcare and Medicine and according to Expertscape, Dr. Willcox is rated as the top expert in the field of heathy aging in Japan. He is a Fellow of the Gerontological Society of America and a member of the Japanese Society for Anti-Aging Medicine and was recently invited to become a member of the The Royal Society of Medicine. He was also a co-developer of the Blue Zones concept and has contributed extensively to that project as a consultant for National Geographic. Dr Willcox has also co-authored two best- selling books (The Okinawa Program and The Okinawa Diet Plan) on lifestyle approaches for healthy aging that translate his research findings into practical public health programs. The Okinawa Program was a New York Times bestseller and was nominated for “Best Wellness Book of the Year” by “Books for a Better Life” and was an Amazon.com “Top Fifty Book of the Year.”

Michio Shimabukuro, M.D., Ph.D. – Dr. Shimabukuro has been involved for two decades in the corroborative study for healthy aging and longevity with the Okinawa Research Center for Longevity Science (ORCLS). He graduated from University of the Ryukyus School of Medicine in 1987, where he completed clinical and research fellowships in Endocrinology and Cardiology. From 1995 to 1998, he held a Research Fellow appointment in Internal Medicine, directed by Dr. Roger H. Unger, at the University of Texas Southwestern Medical Center at Dallas. There, Dr. Unger and he, proposed lipotoxicity theory as an underlying mechanism of obesity-related diseases. Subsequent appointments include Internal Medicine, University of the Ryukyus (Assistant Professor, 1999 to 2011) and Department of Cardio-Diabetes Medicine, The University of Tokushima Graduate School of Health Biosciences (Designated Professor, 2011 to 2015). He has been a full Professor at Fukushima Medical University since 2016.

Bradley J. Willcox M.D., M.Sc., FGSA, FRSM – Dr. Willcox is Principal Investigator of the NIH-funded Hawaii Lifespan Study and Hawaii Healthspan Study, and co-Principal Investigator of the Okinawa Centenarian Study. He trained in Medicine at the University of Toronto, Internal Medicine at the Mayo Clinic, and Geriatric Medicine at Harvard Medical School and is Board-certified in both Internal Medicine and Geriatric Medicine. He is Full Professor and Director of Research at the Department of Geriatric Medicine, John A. Burns School of Medicine, University of Hawaii, at the Kuakini Medical Center (KMC) Campus. At KMC he is also Principal Investigator and Director of the NIH-funded Center of Biomedical Research Excellence for Translational Research on Aging. He was Physician Leader of the Long-Term Care Hospitalist Service at The Queens Medical Center, Honolulu, for over 10 years and established a new rehabilitation center to rejuvenate and transition geriatric patients from the hospital back to the community. He is also a Fellow of the Royal Society of Medicine, and has published widely on genetic factors, modifiable risk factors, and clinical aspects of healthy aging - as well as on evidence-based gerotherapeutics for healthy aging and longevity. He is a frequent reviewer for major medical journals and is on the Editorial Board of the Journals of Gerontology, the leading gerontological journals. Dr. Willcox also served on the Board of Scientific Counselors for the U.S. National Institute on Aging (NIA), which reviews all intramural NIA research programs. He is co-author of a New York Times bestselling book on healthy aging and his work has appeared on the covers of National Geographic, Time Magazine, as well as on Oprah, Good Morning America, BBC, TED-X and other major media. He has been on the scientific advisory board of several of the largest health care and nutrition companies in the world. He is recognized as among the top thirty-five experts in the world on aging and longevity, and world’s leading longevity expert with board certification in Geriatric Medicine.

Richard Allsopp, Ph.D. – Dr. Allsopp has been a member of the Okinawa Research Center for Longevity Research since 2014. He trained as a graduate student at McMaster University in the lab of Dr. Calvin Harley, where together they performed critical research in discovering the link between telomere shortening and cell senescence. He was also a fellow at Stanford University in the lab of stem cell pioneer Dr. Irving Weissman. He is a Full Professor at John A Burns School of Medicine, University of Hawaii. He has been the Principal Investigator on several NIH grants to study the biology of aging and human longevity, and co-Directs the NIH COBRE Translational Research on Aging grant with Dr. Willcox. He has an extensive background in the basic biology of human aging, particularly the role of telomeres and stem cells in aging where he is internationally recognized. Recently, he and colleagues showed that the longevity associated variant of FOXO3 also protects against telomere shortening and provides resilience to certain age-related diseases. Dr. Allsopp has been a keynote speaker at several international meetings on healthy aging.

Board of Directors

The board of directors consists of five members, including Klotho’s Chief Executive Officer. In accordance with the Amended Charter, the Board of Directors has a single class of directors with each director having a term ending on the date of the next annual stockholder meeting, or, in each case, until their respective successor is duly elected and qualified, or until their earlier resignation, removal or death.

Significant Employees

We have no significant employees who are not executive officers.

Family Relationships

No officer or director of the registrant has a family relationship with any other member of the registrant.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees, promoters, or control persons have been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Promoters and Control Persons

Not applicable.

Corporate Governance

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Members will serve on these committees until their resignation or until otherwise.

Audit Committee

The Audit Committee consists of Samuel Zentman, Jon McGarity, and Riad El-Dada, with Samuel Zentman serving as Chairperson. Each of Samuel Zentman, Jon McGarity, and Riad El-Dada satisfy the requirements for independence and financial literacy under the rules and regulations of Nasdaq and the SEC and Samuel Zentman qualifies as an “audit committee financial expert” as defined in the SEC rules and regulations and satisfies the financial sophistication requirements of Nasdaq. The audit committee is responsible for, among other things:

●	selecting and hiring the Company’s registered public accounting firm;

●	evaluating the performance and independence of the Company’s registered public accounting firm;

●	approving the audit and pre-approving any non-audit services to be performed by the Company’s registered public accounting firm;

●	reviewing the integrity of the Company’s financial statements and related disclosures and reviewing the Company’s critical accounting policies and practices;

●	reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures and the Company’s disclosure controls and procedures;

●	overseeing procedures for the treatment of complaints relating to accounting, internal accounting controls or audit matters;

●	reviewing and discussing with management and the registered public accounting firm the results of the annual audit, the Company’s quarterly financial statements and the Company’s publicly filed reports;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

●	reviewing and approving in advance any proposed related-person transactions; and

●	preparing the audit committee report that the SEC requires in the Company’s annual proxy statement.

Compensation Committee

The Compensation Committee consists of Jon McGarity, Samuel Zentman and Shalom Hirschman, with Jon McGarity serving as chairperson. Each one of them, Jon McGarity, Samuel Zentman and Shalom Hirschman, satisfies the requirements for independence under the rules and regulations of Nasdaq and the SEC. The Compensation Committee is responsible for, among other things:

●	determining, or recommending to the board of directors the compensation of the Company’s executive officers, including the Chief Executive Officer;

●	overseeing and setting compensation for the members of the Board of Directors;

●	administering the Company’s equity compensation plans;

●	overseeing the Company’s overall compensation policies and practices, compensation plans, and benefits programs; and

●	preparing the compensation committee report that the SEC requires in the Company’s annual proxy statement.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Shalom Hirschman, Jon McGarity, and Samuel Zentman, with Shalom Hirschman serving as Chairperson. Each one of them, Shalom Hirschman, Jon McGarity and Samuel Zentman, satisfies the requirements for independence under the rules and regulations of Nasdaq and the SEC. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	evaluating and making recommendations regarding the composition, organization, and governance of the Board of Directors and its committees;

●	reviewing and making recommendations with regard to the Company’s corporate governance guidelines and compliance with laws and regulations;

●	reviewing conflicts of interest of the Company’s directors and officers and proposed waivers of the Company’s corporate governance guidelines and Code of Ethics and Business Conducts; and

●	evaluating the performance of the Board of Directors and its committees.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct, approved by the Board of Directors, that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. Klotho’s Code of Ethics and Business Conduct is incorporated by reference in this report as an Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the years ended December 31, 2024 and December 31, 2023, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board.

Summary Compensation Table

		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)	($)(1)	($) (6)
Joseph Sinkule - Chief Executive Officer(2)	2024	300,000	180,000	1,174,900	1,654,900
Joseph Sinkule - Chief Executive Officer	2023	160,000	-	-	160,000
Jeffrey LeBlanc - Chief Financial Officer(3)	2024	121,875	80,000	555,000	756,875
Peter Moriarty - Chief Business Officer(4)	2024	112,500	60,000	660,152	832,652

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 2 to this Form 10-K for the year ended December 31, 2024.

(2)	Total compensation for Joseph Sinkule during 2024 includes two separate stock awards, of which one million shares and one million stock options were granted, representing stock-based compensation of $1,174,900. Both awards vested upon grant. The grant date fair values of these separate one million share grants were $0.80 per share for the stock grant and $0.37 per share for the stock option grant.

(3)

Total compensation for Jeffrey LeBlanc during 2024 included two grants of 100,000 shares and 400,000 shares. The 100,000 share grant vested upon grant and the 400,000 shares vest 50% after one year and 50% after the second year. From the stock awards granted, 400,000 shares have not vested as of December 31, 2024.

(4)

Total compensation for Peter Moriarty during 2024 included three grants of 100,000, 100,000 and 400,000 shares. The two separate 100,000 share grants vested upon grant and the 400,000 shares vest 50% after one year and 50% after the second year. From the stock awards granted, 400,000 shares have not vested as of December 31, 2024.

Employment Agreements with our Named Executive Officers

Employment Agreement with Dr. Joseph Sinkule

On October 24, 2024, Dr. Joseph Sinkule, the Company’s Chief Executive Officer, entered into a new three-year employment agreement with the Company.

Pursuant to the Employment Agreement, Dr. Sinkule will receive an annual base salary of $360,000, and an equity award consisting of 1,000,000 options pursuant to the Company’s 2024 Incentive Plan. The options are valid for a period of three (3) years and have an exercise price equal to the closing price of the Company’s common stock on October 24, 2024. In addition, Dr. Sinkule will be eligible to participate in the Company’s annual bonus program for executives.

There are no family relationships between Dr. Sinkule and any other executive officer or director of the Company, and there are no arrangements or understandings between Dr. Sinkule and any other person pursuant to which he was appointed as an officer of the Company. Dr. Sinkule is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Employment Agreement with Jeffrey LeBlanc

On August 15, 2024, we entered into an employment agreement with Mr. LeBlanc. In connection with his appointment as Chief Financial Officer, on August 15, 2024, we entered into an Employment Agreement with Mr. LeBlanc for a term of three years. Pursuant to the Employment Agreement, Mr. LeBlanc will receive an annual base salary of $325,000, an initial equity award consisting of the Company’s common stock of 100,000 shares, and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. LeBlanc will be eligible to participate in the Company’s annual bonus program for executives.

There are no family relationships between Mr. LeBlanc and any other executive officer or director of the Company, and there are no arrangements or understandings between Mr. LeBlanc and any other person pursuant to which he was appointed as an officer of the Company. Mr. LeBlanc is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Employment Agreement with Peter Moriarty

On August 15, 2024, we entered into an employment agreement with Mr. Moriarty. In connection with his appointment as a Chief Operating Officer, on August 15, 2024, Mr. Moriarty and the Company entered into an Employment Agreement for a term of three years. Pursuant to the Employment Agreement, Mr. Moriarty will receive an annual base salary of $300,000, an initial equity award consisting of the Company’s common stock of 100,000 shares and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. Moriarty will be eligible to participate in the Company’s annual bonus program for executives.

There are no family relationships between Mr. Moriarty and any other executive officer or director of the Company, and there are no arrangements or understandings between Mr. Moriarty and any other person pursuant to which he was appointed as an officer of the Company. Mr. Moriarty is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options and the number of shares that have not vested under stock awards as of December 31, 2024:

		Option Award				Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested
Joseph Sinkule(1)	10/24/2024	1,000,000	-	$0.55	N/A	-	-
Jeffrey LeBlanc(2)	-	-	-	-	N/A	400,000	$194,000
Peter Moriarty(3)	-	-	-	-	N/A	400,000	$194,000

(1)	Under the terms of the stock award agreement, on December 24, 2024, Joseph Sinkule received 1,000,000 stock options which immediately vested at an exercise price of $0.55 each.

(2)

Under the terms the stock award agreement, on August 15, 2024, Jeffrey LeBlanc received 400,000 share grants which vest under time restriction, whereby 50% vest after one year and the remaining 50% vest after two years from the grant date. The market value of the stock awards was $194,000 resulting from 400,000 shares at the December 31, 2024 Klotho’s common stock close price of approximately $0.49.

(3)	Under the terms of the stock award agreement, on August 15, 2024, Peter Moriarty received 400,000 share grants which vest under time restriction, whereby 50% vest after one year and the remaining 50% vest after two years from grant date. The market value of the stock awards was $194,000 resulting from 400,000 shares at the December 31, 2024 Klotho’s common stock close price of approximately $0.49.

Incentive Award Plans

Equity Incentive Plan

On the date of the consummation of the Business Combination, the Stock Incentive Plan became effective. The Equity Incentive Plan is described in greater detail in the section of the Proxy Statement/Prospectus titled “Proposal No. 4-The Incentive Plan Proposal,” which is incorporated herein by reference.

The description of the Stock Incentive Plan is subject to and qualified in its entirety by reference to the Stock Incentive Plan, which is filed hereto as Exhibit 10.4 and the terms of which are incorporated by reference herein.

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2024 certain information concerning his or her compensation for the year ended December 31, 2024:

Year Ended December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Total ($)
Shalom Z. Hirschman	$120,000	$120,000
Samuel Zentman	-	-
Jon W. McGarity	-	-
Riad El-Dada	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 26, 2025 by:

●	each of our Named Executive Officers;

●	each of our directors; and

●	all our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws.

Percentage ownership of our Common Stock is based on 28,011,351 shares of Common Stock outstanding as of March 26, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 26, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

To calculate a stockholder’s percentage of beneficial ownership of Common Stock, we must include in the numerator and denominator those shares of Common Stock, as well as those shares of Common Stock underlying options, warrants and convertible securities, that such stockholder is considered to beneficially own. Shares of Common Stock, and Common Stock underlying options, warrants and convertible securities, held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

Unless otherwise indicated, the address of each beneficial owner listed below is 13576 Walnut Street, Suite A, Omaha, NE 68144. To our knowledge, there is no arrangement, including any pledge by any person of any security of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Number of	Percent
Name and Address of Beneficial Owner	Shares	Owned (1)
Directors and Executive Officers
Joseph Sinkule(2)	5,909,520	20.4%
Peter Moriarty	410,904	1.5%
Jeff LeBlanc	155,452	0.5%
Shalom Z. Hirschman	488,724	1.7%
Samuel Zentman(3)	612,946	2.2%
Jon W. McGarity(3)	76,636	0.3%
Riad El-Dada(3)	30,000	0.1%
All directors and executive officers as a group (7 individuals)	7,684,182	26.7%

Five Percent Holders:
Austria Capital LLC(4)	2,000,000	7.2%
Redwoods Capital LLC (5)	3,760,167	13.2%
Upper Clapton LLC	2,773,925	9.9%
Centaurus Investment Group Ltd	1,610,000	5.7%
All directors, executive officers, and five percent holders as a group (11 individuals)	17,828,274	62.7%

(1)	Based on a total of 28,011,351 shares of common stock issued and outstanding as of March 26, 2025.

(2)	Includes 1,000,000 shares issuable upon the exercise of incentive options.

(3)	Includes 30,000 shares issuable upon the exercise of incentive options.

(4)	Excludes up to 4,800,000 additional shares of common stock issuable upon the conversion of a convertible promissory note after approval of the Company’s stockholders.

(5)	Redwoods Capital LLC, a Delaware limited liability company controlled by Min Gan. Includes 415,000 shares of common stock issuable upon the exercise of a warrant.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the registrant.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

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

Related Party Transactions

Notes payable to related parties consisted of the following:

	As of December 31,
	2024	2023
December 2023 - $135,000 original amount bearing no interest due upon demand	$-	$135,000
May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	31,000	24,000
Total notes payable to related parties	$31,000	$159,000

December 2023 ($135,000) – On December 1, 2023, the Company issued a promissory note to two members of management in the amount of $135,000. The promissory note did not accrue interest. The promissory note was paid off as of December 31, 2024. The outstanding principal balance was $0 and $135,000 at December 31, 2024 and December 31, 2023, respectively.

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $31,000 and $24,000 at December 31, 2024 and December 31, 2023, respectively.

August 2024 ($80,000) – On August 27, 2024, the Company issued a promissory note of $80,000 to a member of management. The promissory note accrued no interest. The balance was paid as of December 31, 2024.

August 2024 ($20,000) – On August 27, 2024, the Company issued a promissory note of $20,000 to a member of management. The promissory note accrued no interest. The balance was paid as of December 31, 2024.

September 2024 ($20,000) – On September 30, 2024, the Company issued a promissory note of $20,000 to a member of management. The promissory note accrued no interest. The balance was paid as of December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed BCRG as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2024. Yusufali & Associates, LLC, independent registered public accounting firm, was previously selected by the Board of Directors of the Company as our auditors for Klotho Neurosciences Inc. (previously known as ANEW Medical) for the fiscal year ending December 31, 2023. Yusufali & Associates, LLC was engaged as the Company's independent registered public accounting firm on May 15, 2023 through October 26, 2024. The Board of Directors of the Company recommended and approved the dismissal which was mandated by Yusufali & Associates, LLC’s disqualification by the Public Company Accounting Oversight Board. Stockholder approval was not required to appoint BCRG as Klotho’s independent registered public accounting firm.

The following is a summary and description of fees incurred by BCRG Group for the year ended December 31:

Services:	2024	2023
Audit Fees(1)	$15,000	$25,000
Tax Fees	-	-
All Other Fees(2)	-	-
Total fees	$15,000	$25,000

(1)	Audit fees consist of fees for the audit of our 2024 and 2023 annual financial statements and the review of our 2024 and 2023 interim financial statements.

(2)	All other fees are comprised of expenses related to work performed on other filings such as S-1 filings.

The following is a summary and description of fees incurred by Yusufali & Associates, LLC for the year ended December 31:

Services:	2024	2023
Audit Fees(1)	$30,000	$60,900
Tax Fees	-	-
All Other Fees(2)	5,000	-
Total fees	$35,000	$60,900

(1)	Audit fees consist of fees for the audit of our 2024 and 2023 annual financial statements and the review of our 2024 and 2023 interim financial statements.

(2)	All other fees are comprised of expenses related to work performed on other filings such as S-1 filings.

As of December 31, 2024, consistent with SEC policies regarding auditor independence, the Company established Audit Committee that has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to the engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the annual audit and quarterly review of the financial statements.

2.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

3.	Other Fees are those associated with services not captured in the other categories and are comprised of expenses related to work performed on other filings that only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

All services rendered by BCRG in our fiscal year ended December 31, 2024 were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this 10-K and are incorporated herein by reference.

b)	Financial Statement Schedules

No financial statement schedules have been filed as part of this 10-K because they are not applicable or are not required or because the information is otherwise included herein.

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1**	Business Combination Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC. (incorporated by reference to Exhibit 2.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
2.2**	Amendment No.1 to Business Combination Agreement, dated November 4, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC.
3.1**	Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
3.2**	Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 filed with Redwoods’ registration statement on Form S-1 filed by the Registrant on March 10, 2022).
3.3**	Form of Second Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp.
3.4**	Form of Amended and Restated Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.1**	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.2**	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.3**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.4**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.5**	Description of registrant’s securities (incorporated by reference to Exhibit 4.8 filed with Redwoods’ report filed on Form 10-K and filed by the Registrant on April 10, 2023).
10.1**	Lock-Up Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp. and the other parties named therein (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.2**	Sponsor Support Agreement, dated as of December 29, 2023, by and among Redwoods Acquisition Corp., Redwoods Capital LLC, and other parties thereto (incorporated by reference to Exhibit 10.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.3**	Voting and Support Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL, INC. and the other parties named therein.
10.4**	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.5**	Registration Rights Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., certain stockholders of ANEW MEDICAL, INC. and the Founder Holders (incorporated by reference to Exhibit 10.3 to Redwoods’ Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.6**	Letter Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.7**	Investment Management Trust Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.8**	Registration Rights Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and certain security holders named therein (incorporated by reference to Exhibit 10.4 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.9**	Administrative Support Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and the Sponsor (incorporated by reference to Exhibit 10.8 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.10**	Indemnity Agreements, Each dated as of March 30, 2022, by and between the Registrant and Each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.7 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.11**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.12**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.13**	Sponsored Research Agreement with Universitat Autònoma de Barcelona (incorporated by reference to Exhibit 10.13 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.14**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the cognition and Alzheimer’s related inventions covered by USPTO Application No.: 15/777,456 (incorporated by reference to Exhibit 10.14 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.15**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the neuromuscular related inventions covered by USPTO Application No.: 18/299,989 (incorporated by reference to Exhibit 10.15 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.16**	Non-exclusive license with University of Heidelberg, Germany for the myotropic AAV capsids related inventions covered by USPTO Application No. 17/051,123 (incorporated by reference to Exhibit 10.16 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.17**	Exclusive license agreement and exclusive license and manufacturing agreement in licensed territories with Reliance Life Science Private Limited (incorporated by reference to Exhibit 10.17 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.18**	Form of Employment Agreement between the Company and Dr. Joseph Sinkule (CEO) effective as of October 24, 2024 (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s on Form 8-K filed with the SEC on October 31, 2024).
10.19*	Form of Employment Agreement between the Company and Peter Moriarty (COO) effective as of August 15, 2024.
10.20*	Form of Employment Agreement between the Company and Jeffrey LeBlanc (CFO) effective as of August 15, 2024.
10.21**	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of December 4, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.22**	Convertible Promissory Note issued in favor of Austria Capital LLC, dated December 4, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.23*	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of January 23, 2025.
10.24*	Senior Convertible Note between the Company and the Holder, issued January 23, 2025.
14.1**	Code of Ethics of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 14 to Redwoods’ Registration Statement on Form S-1 filed with the SEC on March 10, 2022).
19.1**	Klotho Neurosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed by Klotho Neurosciences, Inc.’s on Form 10-Q filed with the SEC on November 19, 2024).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (BCRG)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback policy (incorporated by reference to Exhibit 97.1 filed by Redwoods on Form 10-K filed by the Registrant on April 17, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLOTHO NEUROSCIENCES, INC.

By:	/s/ Joseph A. Sinkule
Joseph A. Sinkule
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025

By:	/s/ Jeffrey LeBlanc
Jeffrey LeBlanc
Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Sinkule	Chief Executive Officer	March 31, 2025
Joseph A. Sinkule	(Principal Executive Officer)

/s/ Jeffrey LeBlanc	Chief Financial Officer	March 31, 2025
Jeffrey LeBlanc	(Principal Accounting officer)

/s/ Samuel Zentman	Director	March 31, 2025
Samuel Zentman

/s/ Riad El-Dada	Director	March 31, 2025
Riad El-Dada

/s/ Jon McGarity	Director	March 31, 2025
Jon McGarity

/s/ Shalom Hirschman	Director	March 31, 2025
Shalom Hirschman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLOTHO NEUROSCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Klotho Neurosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Klotho Neurosciences, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

March 31, 2025

KLOTHO NEUROSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash	$63,741	$2,808
Prepaid expenses	94,070	3,840
Total current assets	157,811	6,648

Other assets:
Licenses	2,251,134	2,137,638
Patents	48,420	48,420
Total other assets	2,299,554	2,186,058
Total assets	$2,457,365	$2,192,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,686	$151,259
Accrued expenses	912,095	2,460
Notes payable to related parties	31,000	159,000
Notes payable	240,753	1,308,270
Total current liabilities	1,247,534	1,620,989
Warrant liability	24,486	-
Total liabilities	1,272,020	1,620,989

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 27,080,915 and 15,130,393 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,708	1,513
Additional paid-in capital	11,745,436	4,493,881
Accumulated deficit	(10,562,799)	(3,923,677)
Total stockholders’ equity	1,185,345	571,717
Total liabilities and stockholders’ equity	$2,457,365	$2,192,706

The accompanying notes are an integral part of these consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Operating expenses:
Professional fees	$2,761,245	$600,776
General and administrative	129,418	30,546
Stock-based compensation	2,649,573	-
Total operating expenses	5,540,236	631,322

Net operating loss	(5,540,236)	(631,322)

Other income (expense):
Interest expense	(356,603)	(76,214)
Change in fair value of warrant liability	(1,961)	-
Other income (expense)	(251,572)	78
Total other income (expense)	(610,136)	(76,136)

Net loss before income taxes	(6,150,372)	(707,458)
Income taxes	-	-
Net loss	$(6,150,372)	$(707,458)

Net loss per share: Basic and Diluted	$(0.32)	$(0.05)
Weighted average common shares outstanding	19,247,313	15,130,393

The accompanying notes are an integral part of these consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Preferred Stock		Additional	Additional		Total
	Common Stock		(Series B, C and D)		Paid-in	Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023 as recast	-	$-	1,405,250	$475	$3,419,003	$-	$(3,216,219)	$203,259
Retroactive application of merger	15,130,393	1,513	(1,405,250)	(475)	1,074,878	-	-	1,075,916
Adjusted balance, beginning of period*	15,130,393	1,513	-	-	4,493,881	-	(3,216,219)	1,279,175
Net loss	-	-	-	-	-	-	(707,458)	(707,458)
Balance at September 30, 2023, Revised	15,130,393	$1,513	-	$-	$4,493,881	$-	$(3,923,677)	$571,717

Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2023	15,130,393	$1,513	-	$-	$4,493,881	$-	$(3,923,677)	$571,717

			Preferred Stock		Additional		Total
	Common Stock		(Series B, C and D)		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares Amount		Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024, Revised	15,130,393	$1,513	120,000	$12	$4,493,881	$(3,923,677)	$571,729
Retroactive application of merger	548,505	55	(120,000)	(12)	(1,014,473)	-	(1,014,430)
Adjusted balance, beginning of period*	15,678,898	1,568	-	-	3,479,408	(3,923,677)	(442,701)
Public warrants assumed from SPAC	-	-	-	-	488,750	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	(22,525)
Stock-based compensation	2,244,452	224	-	-	2,649,349	-	2,649,573
Conversion of Notes Payable	4,050,617	405	-	-	4,164,434	-	4,164,839
Note issuance equity inducement	2,000,000	200	-	-	977,800	-	978,000
Additional issued shares	2,976,948	298	-	-	(298)	-	-
Issuance of Common shares for warrant conversion	130,000	13	-	-	-	-	13
Tex fees related to merger	-	-	-	-	8,517	-	8,517
Net loss	-	-	-	-	-	(6,150,372)	(6,150,372)
Balance at December 31, 2024	27,080,915	$2,708	-	$-	$11,745,436	$(10,562,799)	$1,185,345

*	Note: because of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.

The accompanying notes are an integral part of these consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,150,372)	$(707,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	1,961	-
Commitment fee	250,000	-
Impairment on intangible assets	10,000	-
Interest expense	141,753	-
Stock-based compensation	2,649,573	-
Changes in operating assets and liabilities:
Prepaid expenses	(90,230)	(173)
Accounts payable	(187,573)	103,997
Accrued expenses	1,064,465	(2,282)
Tax payable	(568,111)	-
Related party payable	(128,000)	159,000
Other Liabilities	60,022	-
Net cash used in operating activities	$(2,946,512)	$(446,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	37,740
Acquisition of drug license	(123,497)	(13,888)
Net cash (used in) provided by investing activities	$(123,497)	$23,852

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	2,077,000	-
Proceeds from sales of stocks and warrants, net	175,000	-
Proceeds from related party loans	100,000	-
Proceeds from stock subscriptions	-	100,000
Proceeds from shareholders	120,000	-
Payments to shareholders	(120,000)	-
Merger proceeds net of transaction cost	778,942	-
Repayment of advance to shareholder	-	250,000
Net cash provided by financing activities	$3,130,942	$350,000

NET CHANGE IN CASH	60,933	(73,064)
Cash - Beginning of period	2,808	75,872
Cash - End of period	$63,741	$2,808

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$5,258,270	$-
Interest payable settled with issuance of common stock	$60,022	$-
Discretionary non-cash payment to creditor with issuance of common stock	$154,830	$-
Non-cash equity payment for inducement fee on note payable	$978,000	-
Non-cash directors’ and officers’ insurance	$154,500	$-
Non-cash PIPE Funds used for merger transaction close	$2,950,000	$-
Commitment fee paid in stock	$250,000	$-
Assumed income tax payable	$568,111	$-
Assumed warrant liability from merger	$22,525	$-
Conversion of warrants to common shares	$96,200	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$2,460	$78,496
Taxes Paid	$551,593	$-

The accompanying notes are an integral part of these consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Klotho Neurosciences, Inc. (“The Company” or “Klotho”), formerly known as ANEW Medical, Inc., develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform that uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

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

Effective July 24, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc. This name change was approved by the Company’s Board of Directors to better reflect the strategic focus of its proprietary products. Throughout these financial statements, references to the “Company” refer to Klotho Neurosciences, Inc., formerly known as ANEW Medical, Inc (ANEW). Under certain circumstances, references to ANEW have remained useful when describing the sequence of events that occurred during the merger between Redwoods and ANEW.

Business Combinations

As of May 30, 2023, Redwoods Acquisition Corp., a Delaware corporation and a special purpose acquisition company (“Redwoods”), ANEW Medical Sub, Inc., a Wyoming corporation (“Merger Sub”) and ANEW Medical, Inc., a Wyoming corporation (“ANEW”) entered into a Business Combination Agreement, which was amended as of November 4, 2023 (the “Business Combination Agreement”). On June 21, 2024 (the “Closing Date”), Merger Sub merged with and into ANEW, with ANEW continuing as the surviving corporation and as a wholly owned subsidiary of Redwoods (the “Business Combination”). In connection with the Business Combination, on June 21, 2024, Redwoods filed its Second Amended Certificate of Incorporation with the Delaware Secretary of State and adopted the amended and restated bylaws (the “Amended and Restated Bylaws”), which replaced Redwoods’ Charter and Bylaws in effect as of such time. In connection with the closing of the Business Combination (the “Closing”), Redwoods changed its name to “ANEW Medical, Inc.”

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

Recapitalization

In connection with the merger, the Company issued six million shares in exchange for all the outstanding shares of ANEW. At $10 per Redwood’s share, the valuation of ANEW was $60 million.

Immediately after giving effect to the Business Combination, 15,130,393 shares of Company Common Stock were outstanding, from which 2,875,000 remained in escrow for the Redwoods founders. In addition, there were 12,030,000 warrants immediately exercisable and composed of 11,500,000 public warrants and 530,000 private warrants. Following the Closing, on June 21, 2024, the Company’s Common Stock and Warrants began trading on the Nasdaq under the symbols “WENA” and “WENAW,” respectively. The Public Units of Redwoods automatically separated into the component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. Further, upon the closing of the Business Combination on June 21, 2024, the Company received approximately $181,339 in net cash proceeds.

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

In connection with the Merger, the Company entered into a convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate of 750,000 shares (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “Redwoods PIPE Financing”). Upon the closing of the Redwoods PIPE Financing (which closed in connection with the closing of the Merger), the $2,000,000 were used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds and recorded a receivable of $50,000 from the Redwoods PIPE Financing funds. The $2,000,000 note has been converted into shares and considered as paid in full as of December 31, 2024.

In connection with the Merger, the Company entered convertible promissory note and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate of 854,257 units (bonus free trading shares and restricted shares issued at closing), with each unit consisting of one share of Company common stock (the “PIPE Shares”) for an aggregate purchase price of $2,000,000 (the “ANEW PIPE Financing”). Upon the closing of the ANEW PIPE Financing (which closed in connection with the closing of the Merger), $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $950,000 in cash proceeds and recorded a receivable of $50,000 from the ANEW PIPE Financing funds. The $2,000,000 note has been converted into shares and considered as paid in full as of December 31, 2024.

Certain ANEW stockholders may be entitled to up to an additional 2,000,000 shares of Company Common Stock (the “Contingent Consideration Shares”), upon the following conditions being met:

(i)	1,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $15.00 for 10 trading days within a 20-day trading period in the first three years following the Closing; and

(ii)	1,000,000 Contingent Consideration Shares upon the Company’s common stock achieving a closing price equal to or exceeding $20.00 for 10 trading days within a 20-day trading period in the first five years following the Closing.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to June 21, 2024 and reflected as such as of December 31, 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ANEW’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ANEW’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

For accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. In connection with the Merger, in addition to the warrants, ANEW Medical assumed $589,081 in cash and $568,111 in income tax payable. The income tax payable of $568,111 was settled in full as of December 31, 2024 from the assumed $589,081 cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying audited consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had cash of approximately $64,000 and an accumulated deficit of approximately $10.6 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (SEC).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Public warrant liabilities, December 31, 2024	$488,750	$488,750	$-	$-
Representative warrant liabilities, December 31, 2024	$24,486	$-	$-	$24,486

Liabilities:
Public warrant liabilities, December 31, 2023	$-	$-	$-	$-
Representative warrant liabilities, December 31, 2023	$-	$-	$-	$-

The following tables present a reconciliation of the Level 3 Private Warrants liabilities:

	Years Ended Decembre 31,
	2024	2023
Representative warrant liabilities, January 1	$-	-
Issuances/Assumptions	22,525	-
Change in fair value	1,961	-
Representative warrant liabilities, December 31	$24,486	$-

Convertible Promissory Notes

The convertible promissory notes are accounted for in accordance with ASC 470. The Company has determined that the embedded conversion options in the convertible promissory notes are not required to be separately accounted for as a derivative under GAAP. The Company accounts for the convertible promissory notes as a single liability measured at amortized cost.

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

On November 8, 2024, the Company terminated the License Agreement with Teleost Biopharmaceutic, LLC. At December 31, 2024, the date of the last impairment test, the Company determined that the license related to Teleost Biopharmaceutic, LLC was impaired and recognized an impairment expense of $10,000 as of December 31, 2024. The Company determined that the estimated fair value of all other intangible assets exceeded their carrying value, indicating no impairment.

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

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for all years are subject to U.S. federal, state, and local income tax examinations by tax authorities.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2024	2023
Numerator:

Net loss	$(6,150,372)	$(707,458)

Weighted average shares outstanding (denominator for basic earnings per share)	19,247,313	15,130,393

Weighted average shares and assumed potential common shares (denominator for diluted earnings per share, treasury method)	19,247,313	15,130,393

Net loss per share - basic and diluted	$(0.32)	$(0.05)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2024	2023
Warrants	12,030,000	12,030,000
Total potentially dilutive shares	12,030,000	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $0 for the twelve months ended December 31, 2024 and 2023, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

The Company recorded stock-based compensation of $2,649,573 and $0 for the years ended December 31, 2024, and 2023, respectively.

Warrants

As of December 31, 2024, the fair value of the Representative Warrant liabilities was $24,486 based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.04 per Representative Warrant, which was based on the relative fair value to the Public Warrants. During the third quarter of 2024, our Public and Private Warrants met the conditions necessary to adjust the exercise price and the redemption trigger price. As of December 31, 2024, the exercise price was $3.49 per warrant, and the redemption trigger price was $5.01. During the years ended December 31, 2024, the fair value of the Representative warrants increased by $1,961.

During the years ended December 31, 2024, a warrant holder exercised 130,000 warrants issued as part of the Series D Preferred Shares related to the Business Combination, with a total value of $96,200, valued as of September 27, 2024.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. See Note 12 Segment Information for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements as the Company is in a pre-revenue state and does not generate revenue and has no receivables from third party.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company adopted ASU 2023-07 as of January 1, 2024, which resulted in additional disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

NOTE 3 — PREPAID EXPENSES

Prepaid expenses primarily consist of prepayment of the premium on Directors and Officers insurance and prepaid legal costs. As of December 31, 2024 and 2023, prepaid expenses totaled $94,070 and $3,840, respectively, in the accompanying consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31,
Intangible Assets	2024	2023
Licenses
Non-Exclusive License Agreement	$179,821	$56,325
Proprietary pharmaceutical drugs	-	10,000
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,186,058

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. At December 31, 2024, the Company paid $179,821 under the agreement.

●	Proprietary Pharmaceutical Drugs ($0) – On January 27, 2023, the Company signed a License Agreement with Teleost Biopharmaceutic, LLC to acquire various assets for the Company’s proprietary pharmaceutical program segment. The license includes the use of patented small drug molecules that bind to the melanocortin receptors on human cells and affect skin pigmentation. The terms include a $10,000 fee for signing the agreement and a $50,000 payment on January 27, 2024. The License Agreement with Teleost Biopharmaceutic, LLC was terminated as of November 8, 2024, and the value of the assets were viewed to be impaired and written down to $0 as of December 31, 2024.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at December 31, 2024.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at December 31, 2024 and 2023.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid was $26,060 at December 31, 2024.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. At December 31, 2023, certain professional fees incurred for the patents in the amount of $47,740 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. At September 30, 2024, professional fees incurred for the patents in the amount of $30,898 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. The patent value, which is part of licenses in the accompanying consolidated balance sheet, as of December 31, 2024 and 2023 was $48,420, respectively.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products. As of December 31, 2024 and 2023, the Company owed $0 under the agreement.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents in year 2025.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses primarily consist of professional fees. The accounts payable and accrued expenses as of December 31, 2024 and 2023 were $975,781 and $153,719, respectively, in the accompanying consolidated balance sheets.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	As of December 31,
	2024	2023
December 2023 - $135,000 original amount bearing no interest due upon demand	$-	$135,000
May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	31,000	24,000
Total notes payable to related parties	$31,000	$159,000

December 2023 ($135,000) – On December 1, 2023, the Company issued a promissory note to two members of management in the amount of $135,000. The promissory note did not accrue interest. The balance on the promissory note was paid off as of December 31, 2024. The outstanding principal balance was $0 and $135,000 at December 31, 2024 and 2023, respectively.

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid as of September 30, 2024. The unpaid principal balance was $31,000 and $24,000 at December 31, 2024 and 2023, respectively.

August 2024 ($80,000) – On August 27, 2024, the Company issued a promissory note of $80,000 to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

August 2024 ($20,000) – On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

September 2024 ($20,000) – On September 30, 2024, the Company issued a promissory of $20,000 note to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

NOTE 7 — NOTES PAYABLE

Upper Clapton Convertible Promissory Note

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The outstanding principal balance of the note was $0 and $1,308,270 at December 31, 2024 and 2023, respectively.

Redwoods PIPE Investor Convertible Promissory Note

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of December 31, 2024 and 2023 was $0, respectively.

ANEW PIPE Investors Convertible Promissory Note

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the years ended December 31, 2024. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of December 31, 2024 and 2023 was $0, respectively.

Meteora Agreement

On June 13, 2024, RWOD and Klotho entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Klotho. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract for the Company was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and the shares held with Meteora are able to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. The value of the contract for the Company was $0 as of December 31, 2024. The Company will assess the Company obligation and value the contract in the future periods based on fair value and record changes on the fair value in the Consolidated Statements of Operations.

Austria Capital LLC Convertible Promissory Note

On December 4, 2024, the Company entered into a convertible promissory note (“the note”) with a principal amount of $1,200,000 pursuant to the terms of a securities purchase agreement by and between the Company, as issuer, and Austria Capital LLC, as investor (“Investor”). The maturity date of the note is December 4, 2025. The note has an original issue discount of $200,000 and deferred financing costs related to legal fees of $73,000. In addition, the note offered the investor an equity inducement of 2 million shares, which were issued to the Investor and valued at $978,000. The total of the original issue discount, deferred financing costs and equity inducement, exceeded the principal balance by approximately $51,000, which was expensed as an interest expense on the consolidated statements of operations. Total amortization of these costs recognized as contra-liabilities to be presented net with the principal liability on the consolidated balance sheets was $100,000 and were expensed within interest expense on the consolidated statement of operations during the years ended December 31, 2024. The net liability as of December 31, 2024 was $100,000.

The note bears no interest, has a $200,000 original issuance discount, is an unsecured obligation of the Company and will rank equal in right of payment with the Company’s existing and future unsecured indebtedness.

At any time after the approval by the Company’s stockholders, at the option of the Investor, the outstanding principal amount of the note or any portion thereof, is convertible into shares of the Company’s common stock at a price of $0.25 per share; provided that no conversions can take place if the Investor then owns more than 4.99% of the number of the shares of the Company’s common stock outstanding. The conversion price is subject to adjustment in connection with certain transactions, including stock splits or combinations and the like.

Pursuant to the terms of the Sale Purchase Agreement, the Company issued to the Investor a total of 2,000,000 shares of the Company’s common stock as an inducement to the Investors to purchase the note. Such shares were issued in reliance upon Section 4(a)(2) of the Securities Act in a transaction not involving any public offering.

Red Road Holdings Promissory Note

During the fourth quarter of 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. The net liability presented on the consolidated balance sheet was $199,237 as of December 31, 2024 as a result of amortization of $4,087 recognized in interest expense on the consolidated statement of operations for the year ended December 31, 2024.

Conversions

During 2024, investors converted convertible promissory notes totaling $4,010,022, including $3,950,000 of principal and $60,022 accrued interest, through the issuance of 4,050,617 shares of common stock that were issued and outstanding as of December 31, 2024.

NOTE 8 — RELATED PARTIES

On October 24, 2024, Dr. Joseph Sinkule and the Company entered into an Employment Agreement for a term of three years in connection with his appointment as the Company’s Chief Executive Officer. Pursuant to the Employment Agreement, Dr. Sinkule will receive an annual base salary of $360,000 and an initial equity award of 1,000,000 options pursuant to the Company’s 2023 Incentive Plan vesting immediately. The options are valid for a period of three (3) years and have an exercise price equal to the closing price of the Company’s common stock on October 24, 2024. In addition, Dr. Sinkule will be eligible to participate in the Company’s annual bonus program for executives.

On August 15, 2024, Mr. Peter Moriarty and the Company entered into an Employment Agreement for a term of three years in connection with his appointment as the Company’s Chief Operating Officer. Pursuant to the Employment Agreement, Mr. Moriarty will receive an annual base salary of $300,000 and an initial equity award of shares of the Company’s common stock of 100,000 shares and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. Moriarty will be eligible to participate in the Company’s annual bonus program for executives.

On August 15, 2024, Mr. Jeffrey LeBlanc and the Company entered into an Employment Agreement for a term of three years in connection with his appointment as the Company’s Chief Financial Officer, Pursuant to the Employment Agreement, Mr. LeBlanc will receive an annual base salary of $325,000 and an initial equity award of shares of the Company’s common stock of 100,000 shares and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. LeBlanc will be eligible to participate in the Company’s annual bonus program for executives.

During November 2022, the Company advanced a shareholder $300,000 as a short-term loan. The loan is non-interest bearing and due by the end of December 2022. The shareholder repaid $50,000 during December 2022 and $250,000 in January 2023 to fully satisfy the advance. The principal balance was paid as of December 31, 2024. The outstanding balance as of December 31, 2024 and 2023, was $0.

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $31,000 and $24,000 at December 31, 2024 and 2023, respectively.

On August 27, 2024, the Company issued a promissory note of $80,000 to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The unpaid principal balance was $20,000 and $0 at December 31, 2024 and 2023, respectively.

On September 30, 2024, the Company issued a promissory note of $20,000 to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

At December 31, 2024 and 2023, the aggregate related party payable was $31,000 and $159,000, respectively.

NOTE 9 — STOCKHOLDER’S EQUITY

Business Combination

On June 21, 2024, the Business Combination, among other transactions contemplated by the Business Combination Agreement, was completed. The transaction was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Redwoods was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Klotho with the Transactions treated as the equivalent of Klotho issuing shares for the net assets of Redwoods, accompanied by recapitalization. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. See “NOTE 1 — Organization and Business Description” for detail.

Equity Incentive Plan

In connection with the Business Combination, the Company’s Board adopted, and the Company’s stockholders approved, the Equity Incentive Plan (“Equity Incentive Plan”). Although the Company does not have a formal policy with respect to the grant of equity incentive awards to the Company’s executive officers, the Company believes that equity awards provide the Company’s executive officers with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and the Company’s stockholders. In addition, Company believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives to Company’s executive officers to remain in Klotho’s employment during the applicable vesting period. Accordingly, the Company’s board of directors periodically reviews the equity incentive compensation of the Company’s executive officers and from time to time may grant equity incentive awards to them.

During the year ended December 31, 2024, the Company granted 1,000,000 stock options under the Equity Incentive Plan at a weighted average fair value of $0.37, resulting in stock-based compensation expense of $370,000.

Non- Equity Incentive Plan Shares Issuances

During the year ended December 31, 2024, the Company granted 3,285,452 shares and options, unrelated to the Equity Incentive Plan, at a weighted average fair value of $0.92, resulting in stock-based compensation expense of $2,279,573. Unamortized stock-based compensation related to these grants was $782,750 as of December 31, 2024.

In total, including awards granted under the Equity Incentive Plan and unrelated share grants during the year ended December 31, 2024, the Company granted 4,285,452 shares and options at a weighted average fair value of $0.79 per share, with various vesting schedules, resulting in stock-based compensation expense of $2,649,573. During the year ended December 31, 2023 stock-based compensation expense was $0.

On November 6, 2024, the Board of Directors modified the Business Combination Agreement and released 2,976,948 contingent shares to the pre-closing stockholders of ANEW Medical on a pro-rata basis in proportion to their ownership of ANEW Medical immediately prior to the Closing. The modification was approved by the sole non-interested director to reflect the additional dilution experienced by the pre-closing stockholders of ANEW Medical due to the failure of Redwoods to raise sufficient financing for the closing. The shares were valued at $0.331 per share for a total increase in shareholder’s equity of $985,370.

M&A Agreement (Chardan)

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

NOTE 11 — INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	As of December 31,
	2024	2023
Deferred Tax Assets (Liabilities):
Net operating losses carried forward	$2,389,968	$1,098,630
Interest expense	74,887	-
Share-based compensation	556,410	-
Change in fair value of warrant liability	(412)	-
Total Deferred Tax Assets (Liabilities):	3,020,853	1,098,630
Less valuation allowance	(3,020,853)	(1,098,630)

Net deferred tax asset (liability)	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. As of December 31. 2024and 2023, the Company’s deferred tax asset was $3,020,853 and $1,098,630, and increase of approximately $1,922,000 as of December 31, 2024 comparable to December 31, 2023.

The following table reconciles the income tax benefit (expense) at the statutory rates to income tax benefit (expense) at the Company’s effective tax rate.

	For the Year Ended December 31,
	2024	2023

Net income (loss) before taxes	$(6,150,372)	$(707,458)
Statutory tax rate	21%	21%
Expected income tax due (recovery)	(1,291,578)	(148,566)
Permanent differences and other	240	-
Net operating loss (tax effected)	1,291,338	148,566

Income tax provision	$-	$-

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2024, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $2,390,000 and $1,099,000, respectively, which do not expire.

As of December 31, 2024, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and two proprietary, patented technologies involving the melanocortin receptor-binding molecules and a gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2024 and 2023 is included at the bottom of the table below.

	As of December 31,
	2024	2023
Significant segment expenses
General and administrative(1)	$119,418	$30,546
Professional fees - Licenses and Patents	562,325	333,006
Professional fees – Other	2,198,920	267,770
Licenses and Patents -Impairment	10,000	-
Stock-based compensation expense	2,649,573	-
Interest expense	356,603	76,214
Other segment items	251,572	(78)
Total operating and segment expenses	$6,148,411	$707,458

Reconciliation of net loss
Change in fair value of warrant liabilities	1,961	-
Consolidated net loss	$6,150,372	$707,458

1)	Excludes share-based compensation expense and impairment of licenses and patents.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

Institutional Investor Securities Purchase Agreement

On January 23, 2025 (the “Closing Date”) the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor will purchase, for an aggregate purchase price of $2,000,000, two senior convertible promissory notes (the “Notes”) from the Company in the aggregate principal amount of $2,173,914 and two warrants (the “Warrants”) to purchase up to an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.0001 per share, in each case subject to the terms and conditions set forth in the Purchase Agreement.

On the Closing Date, a closing was held for the purchase by the Investor of the first Note in the principal amount of $1,086,957 (the “First Note”) and the first Warrant (the “First Warrant”) to purchase up to 2,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000.

The Notes mature on the anniversary of their date of issuance, unless prior thereto there is an event of default, bear interest at a rate of 7% per annum, have an 8% original issuance discount, are an unsecured obligation of the Company and rank equal in right of payment with the Company’s existing indebtedness and senior to any future debt obligations of the Company through the repayment of the Notes. The outstanding principal amount of the Notes or any portion thereof is convertible into shares of Common Stock at a price of $0.25 per share (the “Conversion Price”); provided that no conversions can take place if the Investor then owns more than 4.99% (or up to 9.99% pursuant the terms of the Notes) of the number of the shares of Common Stock outstanding (the “Maximum Percentage”). Further, no conversion can take place, prior to approval by the Company’s stockholders, if such conversion would violate any rule of the Nasdaq Stock Market. The Conversion Price is subject to adjustment in connection with certain transactions, including stock dividends, stock splits or combinations and the like. The Notes contain certain specified events of default, the occurrence of which would entitle the Investor to immediately demand repayment of all outstanding principal such as certain events of bankruptcy, insolvency and reorganization involving the Company.

The Warrants expire five years from their respective dates of issuance. The Warrants are exercisable, at the option of the holder, at any time, for up to an aggregate of 4,000,000 shares of Common Stock of the Company at an exercise price equal to $0.50, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events. The Warrants provide for cashless exercise under certain circumstances. The Warrants contain the same Maximum Percentage restrictions on exercise.

Pursuant to a registration rights agreement (the “Registration Rights Agreement”) executed by the Company and the Investor on the Closing Date, the Company is obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable to the Investor upon any conversion of the Notes or exercise of the Warrants, within 15 days of the Closing Date. Pursuant to the Purchase Agreement, upon the registration statement being declared effective by the SEC, the Investor agreed to purchase a second Note in the principal amount of $1,086,957 and a second Warrant exercisable for up to an aggregate of 2,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000.

Red Road Holdings Promissory Note (January 2025)

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 will be recognized. The promissory note is due on November 15, 2025. The note is convertible to shares in the event of default.

Acquisition of SB Security Holdings, LLC

On March 26, 2025, the Company entered into a Share Exchange Agreement (the “SEA”) to acquire SB Security Holdings, LLC, a Delaware limited liability company (“SBSH”), which is an internet connected video doorbell service company. Pursuant to the SEA, the Company agreed to purchase all of the issued and outstanding membership interests in SBSH (the “Acquisition”) in exchange for a number of newly issued shares of the Company’s common stock equal to ninety percent (90%) of the total number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the closing of the Acquisition. The closing of the Acquisition is subject to customary closing conditions, including mutual agreement as to the legal transaction structure, approval by the Company’s stockholders, and Nasdaq approval.

NASDAQ Listing Extension

On March 31, 2025, subsequent to a Nasdaq Listing Qualifications Hearing conducted on March 28, 2025, the Company received notice from the Nasdaq Listing Qualifications Panel that the Panel had granted the Company’s request to continue its listing on The Nasdaq Stock Market (“Nasdaq” or the “Exchange”) subject to completing the Acquisition of SB Security Holdings, LLC no later than August 13, 2025.