Form 10-Q
period 2025-03-31
Klotho Neurosciences, Inc.
filed 2025-05-15
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 32,494,389 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

KLOTHO NEUROSCIENCES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KLOTHO NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$565,869	$63,741
Prepaid expenses	121,843	94,070
Total current assets	687,712	157,811

Other assets:
Licenses	2,251,134	2,251,134
Patents	48,420	48,420
Total other assets	2,299,554	2,299,554
Total assets	$2,987,266	$2,457,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,549	$63,686
Accrued expenses	481,016	912,095
Notes payable to related parties	-	31,000
Notes payable	1,767,920	240,753
Other liabilities	22,101	-
Total current liabilities	2,337,586	1,247,534
Warrant liability	10,971	24,486
Total liabilities	2,348,557	1,272,020

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 28,510,632 and 15,130,393 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,851	2,708
Additional paid-in capital	13,432,639	11,745,436
Accumulated deficit	(12,796,781)	(10,562,799)
Total stockholders’ equity	638,709	1,185,345
Total liabilities and stockholders’ equity	$2,987,266	$2,457,365

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating expenses:
Professional fees	$736,686	$375,596
General and administrative	354,782	9,198
Share-based compensation	495,500	287,251
Total operating expenses	1,586,968	672,045

Net operating loss	(1,586,968)	(672,045)

Other income (expense):
Interest Expense	(553,937)	-
Change in fair value of warrant liability	13,515	-
Loss on conversion of debt	(117,256)	-
Other income (expense)	10,664	1
Total other income (expense)	(647,014)	1

Net loss before income taxes	(2,233,982)	(672,044)
Income taxes	-	-
Net loss	$(2,233,982)	$(672,044)

Net loss per share: Basic and Diluted	$(0.08)	$(0.04)
Weighted average common shares outstanding	27,523,678	15,130,393

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
			Preferred Stock		Additional		Stockholder’s
	Common Stock		(Series B, C and D)		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2024*	15,130,393	$1,513	120,000	$120	$4,493,881	$(3,923,677)	571,837
Share-based compensation	-	-	-	-	287,251	-	287,251
Cancelled preferred B shares	-	-	(30,000)	(30)	(38,370)	-	(38,400)
Stock dividends	-	-	-	-	-	(1,911)	(1,911)
Adjustment from reverse merger application*	-	-	-	-	213,280	-	213,280
Net loss	-	-	-	-	-	(672,044)	(672,044)
Balance at March 31, 2024*	15,130,393	$1,513	90,000	$90	$4,956,042	$(4,597,632)	$360,013

							Total
			Preferred Stock		Additional		Stockholder’s
	Common Stock		(Series B, C and D)		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2025	27,080,915	$2,708	-	$-	$11,745,436	$(10,562,799)	$1,185,345
Share-based compensation	-	-	-	-	495,500	-	495,500
Issuance of shares for note payable conversions	1,429,717	143	-	-	466,026	-	466,169
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	46,100	-	46,100
Net loss	-	-	-	-	-	(2,233,982)	(2,233,982)
Balance at March 31, 2025	28,510,632	$2,851	-	$-	$13,432,639	$(12,796,781)	$638,709

*	Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination on 6/21/24.

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,233,982)	$(672,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	(13,515)	-
Interest expense	545,882	-
Loss on conversion of note payable	117,256	-
Share-based compensation	495,500	287,251
Changes in operating assets and liabilities:
Prepaid expenses	(27,773)	3,840
Accounts payable	2,863	308,977
Accrued expenses	(431,079)	-
Related party payable	(31,000)	50,000
Other Liabilities	22,101	-
Net cash used in operating activities	$(1,553,747)	$(21,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of drug license	-	(123,496)
Net cash (used in) provided by investing activities	$-	$(123,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	2,075,000	-
Payments for deferred financing cost	(25,000)	-
Proceeds from FPA purchase by a third party	46,100	-
Payments on financed director and officer insurance	(40,225)	-
Proceeds from stock subscriptions	-	175,000
Net cash provided by financing activities	$2,055,875	$175,000

NET CHANGE IN CASH	502,128	29,528
Cash - Beginning of period	63,741	2,808
Cash - End of period	$565,869	$32,336

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$326,087	$-
Interest payable settled with issuance of common stock	$22,826	$-
Issuance of warrants	$679,577	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash of approximately $566,000 and an accumulated deficit of approximately $12.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in management’s opinion, all adjustments necessary to present fairly the financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been consolidated or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2024 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Representative warrant liabilities, March 31, 2025	$10,971	$-	$-	$10,971

Liabilities:
Representative warrant liabilities, December 31, 2024	$24,486	$-	$-	$24,486

The following tables present a reconciliation of the Level 3 Private Warrants liabilities:

	Three Months Ended March 31,
	2025	2024
Representative warrant liabilities, January 1	$24,486	$-
Change in fair value	(13,515)	-
Representative warrant liabilities, March 31	$10,971	$-

Intangible Assets

The Company’s intangible assets consist of acquired medical licenses and patents.

The Company acquires medical licenses for the treatment of medical conditions to market and sell in the future. The initial asset cost is the cost to acquire the license. Once in use, the Company amortizes the license cost over the useful life using the straight-line method. As part of the licensing agreements, the Company acquires patents and records the cost to acquire patents as the initial asset cost. Once the patents are approved and in use, assuming no litigation expenses, the Company amortizes the patent cost over the useful life using the straight-line method. The amortization period will not exceed the lifespan of the protection afforded by the patent. If the expected useful life of the patent is even shorter, the Company will use the useful life for amortization purposes. Thus, the shorter of a patent’s useful life or legal life will be used for the amortization period.

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

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for years from 2022, 2023 and 2024 are subject to U.S. federal, state, and local income tax examinations by tax authorities.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Numerator:

Net loss	$(2,233,982)	$(672,044)

Weighted-average common shares outstanding, basic and diluted	27,523,678	15,130,393

Basic and diluted loss per share	$(0.08)	$(0.04)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Warrants	12,030,000	-
Total potentially dilutive shares	12,030,000	-

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $0 for the three and Three Months ended March 31, 2025 and 2024, respectively.

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

The Company recorded share-based compensation of $495,500 and $278,251 for the Three Months ended March 31, 2025, and 2024, respectively.

Warrants

As of March 31, 2025, the fair value of the Representative Warrant liabilities was $10,971 based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.02 per Representative Warrant, which was based on the relative fair value to the Public Warrants. During the three months ended March 31, 2025, the fair value of the Representative warrants decreased by $13,515.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. See Note 11 Segment Information for additional information.

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

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance. As of March 31, 2025 and December 31, 2024, prepaid expenses totaled $121,843 and $94,070, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	March 31, 2025	December 31, 2024
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The value of the licenses was $179,821 at March 31, 2025 and December 31, 2024, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at March 31, 2025 and December 31, 2024, respectively.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at March 31, 2025 and December 31, 2024.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid under the agreement is $26,060 at March 31, 2025 and December 31, 2024, respectively.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The patent value, which is part of licenses in the accompanying condensed consolidated balance sheet, as of March 31, 2025 and December 31, 2024, was $48,420, respectively.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. As of March 31, 2025 and December 31, 2024, the Company owed $0 under the agreement.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents later in the year.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 were $547,565 and $975,781, respectively, in the accompanying condensed consolidated balance sheet.

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	March 31, 2025	December 31, 2024

May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	-	31,000
Total notes payable to related parties	$-	$31,000

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off in full as of March 31, 2025. The unpaid principal balance was $0 and $31,000 at March 31, 2025 and December 31, 2024, respectively.

NOTE 7 — NOTES PAYABLE

Upper Clapton Convertible Promissory Note

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The outstanding principal balance of the note was $0 at March 31, 2025 and December 31, 2024, respectively.

Redwoods PIPE Investor Convertible Promissory Note

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of March 31, 2025 and December 31, 2024 was $0, respectively.

ANEW PIPE Investors Convertible Promissory Note

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the years ended December 31, 2024. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of March 31, 2025 and December 31, 2024 was $0, respectively.

Meteora Agreement

On June 13, 2024, RWOD and Klotho entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Klotho. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and allowed the shares held with Meteora to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for a total proceeds to Klotho in the amount of $46,100.

Austria Capital LLC Convertible Promissory Note

On December 4, 2024, the Company entered into a convertible promissory note (“the note”) with a principal amount of $1,200,000 pursuant to the terms of a securities purchase agreement by and between the Company, as issuer, and Austria Capital LLC, as investor (“Investor”). The maturity date of the note is December 4, 2025. The note has an original issue discount of $200,000 and deferred financing costs related to legal fees of $73,000. In addition, the note offered the investor an equity inducement of two million shares, which were issued to the Investor and valued at $978,000. The total of the original issue discount, deferred financing costs and equity inducement, exceeded the principal balance by approximately $51,000, which was expensed as an interest expense on the condensed consolidated statements of operations. Total amortization of these costs recognized as contra-liabilities to be presented net with the principal liability on the condensed consolidated balance sheets was $100,000 at December 31, 2024. The net liability as of March 31, 2025 and December 31, 2024 was approximately $400,000 and $100,000, respectively.

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

Red Road Holdings Promissory Note

On December 10, 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. The net liability presented on the condensed consolidated balance sheet was $181,722 as of March 31, 2024 as a result of amortization of $17,515 recognized in interest expense on the condensed consolidated statement of operations for the year ended March 31, 2025. The net liability presented on the condensed consolidated balance sheet was $199,237 as of December 31, 2024 as a result of amortization of $4,087 recognized in interest expense on the condensed consolidated statement of operations for the year ended December 31, 2024.

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 was recognized as well as deferred financing costs related to legal fees of $6,000. The promissory note is due on November 15, 2025. The note is convertible to shares in the event of default. The net liability presented on the condensed consolidated balance sheet was $127,593 as of March 31, 2025 as a result of amortization of $10,122 recognized in interest expense on the condensed consolidated statement of operations for the period ended March 31, 2025.

3i LP Institutional Investor Securities Purchase Agreement

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

Upon effectiveness of the registration rights agreement (the “Registration Rights Agreement”) executed by the Company and the Investor on the Closing Date, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock issuable to the Investor upon any conversion of the Notes or exercise of the Warrants, within 15 days of the Closing Date. Pursuant to the Purchase Agreement, upon the registration statement being declared effective by the SEC on February 10, 2025, the Investor purchased a second Note in the principal amount of $1,086,957 and a second Warrant exercisable for up to an aggregate of 2,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000 on February 13, 2025.

Conversions

During the quarter ended March 31, 2025, investors converted convertible promissory notes related to 3i totaling $348,913, including $326,087 of principal and $22,826 related to interest and make whole, through the issuance of 1,429,717 shares of common stock that were issued and outstanding as of March 31, 2025.

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

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $0 and $31,000 at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, the aggregate related party payable was $0 and $31,000, respectively.

NOTE 9 — STOCKHOLDER’S EQUITY

On June 21, 2024, the Business Combination was completed. The transaction was accounted as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Redwoods was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Klotho with the Transactions treated as the equivalent of Klotho issuing shares for the net assets of Redwoods, accompanied by a recapitalization. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. See “NOTE 1 — Organization and Business Description” for detail.

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

During the three months ended March 31, 2025, the Company granted 180,000 options and 0 shares as part of the Equity Incentive Plan and the share-based compensation expense totaled $495,500 related to options grants and vesting.

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

On October 15, 2024, the Company received a delinquency notification letter (the “Notice”) from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5450(a)(1). The Notice cited the fact that the bid price of the Company’s common stock had closed at less than $1 per share over the previous 30 consecutive business days.

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

NOTE 11 — SEGMENT INFORMATION

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the period ended March 31, 2025 and 2024 is included at the bottom of the table below.

	For the Three Months Ended March 31,
	2025	2024
Significant segment expenses
General and administrative(1)	$354,782	$9,198
Professional fees - Licenses and Patents	79,997	286,914
Professional fees - Other	642,389	88,682
Share based compensation expense	495,500	287,251
Interest expense	553,937	-
Other segment items	120,892	(1)
Total operating and segment expenses	$2,247,497	$672,044

Reconciliation of net loss
Change in fair value of warrant liabilities	(13,515)	-
Consolidated net loss	$2,233,982	$672,044

1)	Excluding share-based compensation expense

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

Red Road Holdings Promissory Note

On April 4, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $106,534, including guaranteed interest of $11,414. In connection with the note issuance, an original issue discount of $13,120 was recognized. The promissory note is due on January 30, 2026. The note is convertible to shares in the event of default.

3i Installments

On April 30, 2025, the Company made installment payments totaling $232,608, including principal, interest and make whole, on the 3i Notes. On May 12, 2025, investors converted convertible promissory notes related to 3i totaling $232,608, including $217,392 of principal and $15,218 related to interest and make whole, through the issuance of 1,653,602 shares of common stock that were issued and outstanding as of May 12, 2025. On May 14, 2025, investors converted convertible promissory notes related to 3i totaling $183,259, including $171,270 of principal and $11,989 related to interest and make whole, through the issuance of 1,503,354 shares of common stock that were issued and outstanding as of May 14, 2025.

Nasdaq Deficiencies

On April 15, 2025, the Company received written notice from Nasdaq stating that the Company had not regained compliance with Nasdaq Listing Rule 5450(a)(1) for minimum bid price of $1. On April 22, 2025, the Company provided a written update to the Nasdaq Hearings Panel reiterating its plan for Bid Price Rule compliance by August 13, 2025.

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

Results of Operations for the Three and Three Months Ended March 31, 2025 Compared to the Three and Three Months Ended March 31, 2024

Revenues

The Company had no revenue for the Three Months ended March 31, 2025 and 2024.

Operating Expenses

Operating expenses are composed of consultant fees and professional fees.

Our operating expenses for the three months ended March 31, 2025 were $1,586,968 compared to $672,045 for the three months ended March 31, 2024, an increase of $914,923. The increase was primarily due to increase in professional fees, general and administrative, and share-based compensation expense.

Net Loss

For the three months ended March 31, 2025, we incurred a net loss of $2,233,982 compared to a net loss of $672,044 for the three month period ended March 31, 2024. The increase in net loss was primarily due to increased share-based compensation expense as well as professional fees and general operating expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,553,747)	$(21,976)
Net cash (used in) provided by investing activities	-	(123,496)
Net cash provided by financing activities	2,055,875	175,000
Net increase (decrease) in cash and cash equivalents	$502,128	$29,528
Cash, beginning of year	63,741	2,808
Cash, end of year	$565,869	$32,336

Operating Activities

Net cash used in operating activities for the Three Months ended March 31, 2025 was $1,553,747, compared to $21,976, for the Three Months ended March 31, 2024, an increase of approximately $1,532,000. The significant increase in cash used in operating activities is primarily attributable to increases in expenses related to the business combination and continued operating costs. We expect net cash used in operating activities to increase in the coming periods, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the Three Months ended March 31, 2025 was $0, compared to $123,496 for the Three Months ended March 31, 2024, a decrease of $123,496. The decrease in cash used in investing activities is attributable to the Company not purchasing any new licenses during the period.

Financing Activities

Net cash provided by financing activities for the Three Months ended March 31, 2025 was $2,055,875, which consisted of investments, proceeds from the business combination, as well as proceeds from related parties, an increase of approximately $1,881,000.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash of $565,869 and net working capital of ($1,649,874).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash of approximately $566,000 and an accumulated deficit of approximately $12.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the period ended March 31, 2025 and year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 and December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 and December 31, 2024 our internal controls over financial reporting were ineffective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
19.1***	Klotho Neurosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed by Klotho Neurosciences, Inc.’s on Form 10-Q filed with the SEC on November 19, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1***	Clawback policy (incorporated by reference to Exhibit 97.1 filed by Redwoods on Form 10-K filed by the Registrant on April 17, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLOTHO NEUROSCIENCES, INC.

Date: May 14, 2025	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)