Form 10-Q
period 2025-06-30
Klotho Neurosciences, Inc.
filed 2025-08-18
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41340

KLOTHO NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2727441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Boulevard, Unit D

Charlotte, NC 28203

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

As of August 15, 2025, there were 61,374,435 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

KLOTHO NEUROSCIENCES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KLOTHO NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,430,946	$63,741
Prepaid expenses	115,386	94,070
Total current assets	8,546,332	157,811

Other assets:
Licenses	2,251,134	2,251,134
Patents	48,420	48,420
Total other assets	2,299,554	2,299,554
Total assets	$10,845,886	$2,457,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,631	$63,686
Accrued expenses	50,331	912,095
Notes payable to related parties	-	31,000
Notes payable	-	240,753
Total current liabilities	62,962	1,247,534
Warrant liability	132,447	24,486
Total liabilities	195,409	1,272,020

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 500 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 52,703,070 and 27,080,915 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5,270	2,708
Additional paid-in capital	27,535,219	11,745,436
Accumulated deficit	(16,890,012)	(10,562,799)
Total stockholders’ equity	10,650,477	1,185,345
Total liabilities and stockholders’ equity	$10,845,886	$2,457,365

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Professional fees	$924,580	$355,752	$1,661,266	$731,348
General and administrative	339,377	2,341	694,159	48,790
Research and development	238,700	-	238,700	-
Share-based compensation	390,195	37,514	885,695	37,514
Total operating expenses	1,892,852	395,607	3,479,820	817,652

Net operating loss	(1,892,852)	(395,607)	(3,479,820)	(817,652)

Other income (expense):
Interest Expense	(1,760,025)	(15,064)	(2,313,962)	(15,064)
Change in fair value of warrant liability	(121,476)	(39,697)	(107,961)	(39,697)
Loss on conversion of debt	(331,546)	-	(448,802)	-
Other income (expense)	12,668	(1,271)	23,332	(251,270)
Total other income (expense)	(2,200,379)	(56,032)	(2,847,393)	(306,031)

Net loss before income taxes	(4,093,231)	(451,639)	(6,327,213)	(1,123,683)
Income taxes	-	-	-	-
Net loss	$(4,093,231)	$(451,639)	$(6,327,213)	$(1,123,683)

Net loss per share: Basic and Diluted	$(0.12)	$(0.03)	$(0.21)	$(0.07)
Weighted average common shares outstanding	33,952,418	15,678,898	30,755,807	15,678,898

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Series B, C and D)		Additional Paid-in	Common Stock	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	(Deficit)

Balance, January 1, 2024*	15,130,393	$1,513	120,000	$120	$4,493,881	-	(3,923,677)	571,837
Share-based compensation	-	-	-	$-	$287,251	-	-	287,251
Cancelled preferred B shares	-	-	(30,000)	$(30)	$(38,370)	-	-	(38,400)
Stock dividends	-	-	-	$-	$-	-	(1,911)	(1,911)
Adjustment from reverse merger application*	-	-	-	$-	$213,280	-	-	213,280
Net loss	-	-	-	$-	$-	-	(672,044)	(672,044)
Balance at March 31, 2024*	15,130,393	$1,513	$90,000	$90	$4,956,042	$-	$(4,597,632)	$360,013
Share-based compensation	-	-	-	-	37,252	262	-	37,514
Adjustment from reverse merger application*	548,505	55	(90,000)	$(90)	$(1,780,834)	304,200	1,911	(1,474,758)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Net loss	-	-	-	-	-	-	(451,639)	(451,639)
Balance at June 30, 2024	15,678,898	$1,568	-	$-	$3,678,685	$304,462	$(5,536,110)	$(1,551,395)

Balance, January 1, 2025	27,080,915	$2,708	-	$-	$11,745,436	-	$(10,562,799)	$1,185,345
Share-based compensation	-	-	-	-	495,500	-	-	495,500
Issuance of shares for note payable conversions	1,429,717	143	-	-	466,026	-	-	466,169
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	46,100	-	-	46,100
Net loss	-	-	-	-	-	-	(2,233,982)	(2,233,982)
Balance at March 31, 2025	28,510,632	$2,851	-	$-	$13,432,639	$-	$(12,796,781)	$638,709
Share-based compensation	400,000	40	-	-	390,155	-	-	390,155
Issuance of common shares in connection with note conversions	6,583,757	658	-	-	1,225,455	-	-	1,226,113
Issuance of common shares in connection with warrant exercises	10,958,681	1,096	-	-	12,924,033	-	-	12,925,129
Issuance of common shares in connection with stock subscriptions	6,250,000	625	-	-	499,375	-	-	500,000
Termination of shares issued during merger under FPA agreement	-	-	-	-	94,472	-	-	94,472
Issuance of Preferred B stock for cash	-	-	500	-	500,000	-	-	500,000
Deemed dividend - warrant modification	-	-	-	-	(1,530,910)	-	0	(1,530,910)
Net loss	-	-	-	-	-	-	(4,093,231)	(4,093,231)
Balance at June 30, 2025	52,703,070	$5,270	500	$-	$27,535,219	$-	$(16,890,012)	$10,650,477

*	Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination on 6/21/24.

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,327,213)	$(1,123,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	107,961	39,697
Commitment fee	-	250,000
Interest expense	2,285,080	-
Loss on conversion of note payable	448,802	-
Share-based compensation	885,695	37,514
Changes in operating assets and liabilities:
Prepaid expenses	21,316	(150,660)
Accounts payable	(51,055)	(117,271)
Accrued expenses	(861,764)	247,940
Related party payable	(31,000)	(128,000)
Other Liabilities	-	15,064
Net cash used in operating activities	$(3,522,178)	$(929,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of drug license	-	(123,497)
Net cash used in (provided by) investing activities	$-	$(123,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note, net of issuance cost	2,150,000	950,000
Proceeds from sales of stocks and warrants, net	11,394,218	175,000
Proceeds from stock subscriptions	500,000	-
Proceeds from sale of preferred B shares	500,000	-
Payments on notes payable	(2,730,182)	-
Payments for deferred financing costs	(25,000)	-
Proceeds from FPA settlement	140,572	-
Payments on financed director and officer insurance	(40,225)	-
Merger proceeds net of transaction cost	-	770,424
Net cash provided by financing activities	$11,889,383	$1,895,424

NET CHANGE IN CASH	8,367,205	842,528
Cash - Beginning of period	63,741	2,808
Cash - End of period	$8,430,946	$845,336

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$1,473,441	$1,308,270
Reversal of OID	681,506	-
Non-cash directors and officers insurance	-	$154,500
Non-cash PIPE Funds used for merger transaction close	-	$2,950,000
Commitment fee paid in stock	-	$250,000
Assumed income tax payable from merger	-	$568,111
Assumed warrant liability from merger	-	$22,525
Interest payable settled with issuance of common stock	57,641	$-
Issuance of warrants	679,577	$-
Repurchase of warrants	(679,577)	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$79,153	$2,460
Taxes Paid	$-	$-

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had cash of approximately $8.4 million and an accumulated deficit of approximately $16.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, June 30, 2025	$8,257,103	$8,257,103	$-	$-
Cash equivalents, December 31, 2024	$-	$-	$-	$-

Liabilities:
Representative warrant liabilities, June 30, 2025	$132,447	$-	$-	$132,447

Liabilities:
Representative warrant liabilities, December 31, 2024	$24,486	$-	$-	$24,486

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended June 30,
	2025	2024
Representative warrant liabilities, April 1	$10,971	$-
Change in fair value	121,476	-
Representative warrant liabilities, June 30	$132,447	$-

	Six Months Ended June 30,
	2025	2024
Representative warrant liabilities, January 1	$24,486	$-
Change in fair value	107,961	-
Representative warrant liabilities, June 30	$132,447	$-

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:

Net loss	$(4,093,231)	$(451,639)	$(6,327,213)	$(1,123,683)

Weighted-average common shares outstanding, basic and diluted	33,952,418	15,678,898	30,755,807	15,678,898

Basic and diluted loss per share	$(0.12)	$(0.03)	$(0.21)	$(0.07)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of June 30,
	2025	2024
Warrants	5,071,319	12,030,000
Preferred Shares B	6,250,000	-
Total potentially dilutive shares	11,321,319	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $238,700 and $0 for the three and six months ended June 30, 2025 and 2024, respectively.

Share-based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock and stock options to employees and consultants for their services. Costs for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

The Company recorded share-based compensation of $390,195 and $37,514 for the three months ended June 30, 2025, and 2024, respectively. The Company recorded share-based compensation of $885,695, and $37,514 for the six months ended June 30, 2025 and 2024, respectively.

Warrants

As of June 30, 2025, the fair value of the Representative Warrant liabilities was $132,447 based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.25 per Representative Warrant as of June 30, 2025, which was based on the relative fair value to the Public Warrants. During the three months ended June 30, 2025, the fair value of the Representative warrants increased by $121,476. During the six months ended June 30, 2025, the fair value of the Representative warrants increased by $107,961.

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

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance, NASDAQ annual fees, association membership fees, and Delaware franchise taxes. As of June 30, 2025 and December 31, 2024, prepaid expenses totaled $115,386 and $94,070, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	June 30, 2025	December 31, 2024
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The value of the licenses was $179,821 at June 30, 2025 and December 31, 2024, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at June 30, 2025 and December 31, 2024, respectively.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at June 30, 2025 and December 31, 2024.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid under the agreement is $26,060 at June 30, 2025 and December 31, 2024, respectively.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The patent value, which is part of licenses in the accompanying condensed consolidated balance sheet, as of June 30, 2025 and December 31, 2024, was $48,420, respectively.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. As of June 30, 2025 and December 31, 2024, the Company owed $0 under the agreement.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents later in the year.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 were $62,962 and $975,781, respectively, in the accompanying condensed consolidated balance sheet.

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30, 2025	December 31, 2024

May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	-	31,000
Total notes payable to related parties	$-	$31,000

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off in full as of June 30, 2025. The unpaid principal balance was $0 and $31,000 at June 30, 2025 and December 31, 2024, respectively.

NOTE 7 — NOTES PAYABLE

Upper Clapton Convertible Promissory Note

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The outstanding principal balance of the note was $0 at June 30, 2025 and December 31, 2024, respectively.

Redwoods PIPE Investor Convertible Promissory Note

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of June 30, 2025 and December 31, 2024 was $0, respectively.

ANEW PIPE Investors Convertible Promissory Note

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the years ended December 31, 2024. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of June 30, 2025 and December 31, 2024 was $0, respectively.

Austria Capital LLC Convertible Promissory Note

On December 4, 2024, the Company entered into a convertible promissory note (“the note”) with a principal amount of $1,200,000 pursuant to the terms of a securities purchase agreement by and between the Company, as issuer, and Austria Capital LLC, as investor (“Investor”). The maturity date of the note is December 4, 2025. The note bears no interest, has an original issue discount of $200,000 and deferred financing costs related to legal fees of $73,000. In addition, the note offered the investor an equity inducement of two million shares, which were issued to the Investor and valued at $978,000. The total of the original issue discount, deferred financing costs and equity inducement, exceeded the principal balance by approximately $51,000, which was expensed as an interest expense on the condensed consolidated statements of operations. Total amortization of these costs recognized as contra-liabilities to be presented net with the principal liability on the condensed consolidated balance sheets was $100,000 at December 31, 2024.

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

The note was paid off in full as of June 30, 2025 and net liability as of June 30, 2025 and December 31, 2024 was approximately $0 and $100,000, respectively.

Red Road Holdings Promissory Note

On December 10, 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. The net liability presented on the condensed consolidated balance sheet was $181,722 as of June 30, 2024 as a result of amortization of $17,515 recognized in interest expense on the condensed consolidated statement of operations for the year ended June 30, 2025. As of June 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $21,784 interest, $25,040 original issue discount, and related legal fees of $6,500.

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 was recognized as well as deferred financing costs related to legal fees of $6,000. The promissory note is due on November 15, 2025. The note is convertible to shares in the event of default. As of June 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $14,755 interest, $16,960 original issue discount, and related legal fees of $6,000.

On April 4, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $106,534, including guaranteed interest of $11,414. In connection with the note issuance, an original issue discount of $13,120 was recognized. as well as deferred financing costs related to legal fees of $7,000. The promissory note is due on January 30, 2026. The note is convertible to shares in the event of default. As of June 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $11,414 interest, $13,120 original issue discount, and related legal fees of $7,000.

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

The Warrants expire five years from their respective dates of issuance. The Warrants were exercisable, at the option of the holder, at any time, for up to an aggregate of 4,000,000 shares of Common Stock of the Company at an exercise price equal to $0.50, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events.

On April 30, 2025, the Company made installment payments in cash totaling $232,608 on both 3i Notes or $116,304 for each 3i note, including principal, interest and make whole. The note was paid off in full as of June 30, 2025 and net liability as of June 30, 2025 and December 31, 2024 was approximately $0, respectively.

Conversions

As of June 30, 2025, investors converted convertible promissory notes related to Austria Capital totaling $650,000 through the issuance of 2,600,000 shares of common stock that were issued and outstanding as of June 30, 2025. As of June 30, 2025, investors converted convertible promissory notes related to 3i totaling $881,085 through the issuance of 5,413,474 shares of common stock that were issued and outstanding as of June 30, 2025.

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

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $0 and $31,000 at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, the aggregate related party payable was $0 and $31,000, respectively.

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

Warrants

During the three months ended June 30, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The Company accounted for the inducement as a modification of the original warrants in accordance with ASC 505-10 - Equity. The incremental fair value was recorded as a deemed dividend of $0.3 million in accumulated deficit on the condensed consolidated balance sheets. During the three months ended June 30, 2025, holders of common stock warrants exercised a total of 11.0 million warrants for gross proceeds of $11.4 million.

Austria Note Conversion

During the three months ended June 30, 2025, $650,000 of principal related to the Austria Capital LLC Convertible Promissory Note was converted into 2,600,000 shares of common stock at a conversion price of $0.25. The remainder of the note in the amount of $550,000 was settled in cash. Therefore, the Company de-recognized the remaining unamortized original issue discount of $85,554 and deferred financing costs of $438,471, which were recognized in interest expense on the condensed consolidated statements of operations.

3i Note Conversion

During the six months ended June 30, 2025, $823,444 of principal and $57,641 of interest and make whole related to 3i convertible notes was converted into 5,413,474 shares of common stock at conversion prices ranging from $0.12 to $0.25.

Investor Share Purchase

On June 5, 2025, the Company entered into a securities purchase agreement an accredited investor pursuant to Regulation D of the Securities Act of 1933, as amended. Under the terms of the agreement, the Company issued 6,250,000 shares of its common stock at a purchase price of $0.08 per share, for total gross proceeds of $500,000. The proceeds were allocated to common stock based upon their par value of the common stock and the remainder in recorded to additional paid in capital on the condensed consolidated balance sheets.

Preferred B Shares

On June 9, 2025, the Company conducted a private offering and issued 500 preferred B shares at $0.0001 par value per share for a total of $500,000. The 500 preferred shares are convertible into 6,250,000 common shares.

Meteora Agreement

On June 13, 2024, RWOD and Klotho entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Klotho. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and allowed the shares held with Meteora to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. During the quarter ending March 31, 2025, Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for total proceeds to Klotho in the amount of $46,100. On May 15, 2025, Meteora terminated additional 550,214 shares at a reset price of $0.1717 for total proceeds of $94,472, thereby reducing the number of shares per the agreement to 10,000 shares remaining.

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

Termination of acquisition agreement of SB Security Holdings, LLC

On March 26, 2025, the Company entered into a Share Exchange Agreement (the “SEA”) to acquire SB Security Holdings, LLC, a Delaware limited liability company (“SBSH”), which is an internet connected video doorbell service company. Pursuant to the SEA, the Company agreed to purchase all of the issued and outstanding membership interests in SBSH (the “Acquisition”) in exchange for a number of newly issued shares of the Company’s common stock equal to ninety percent (90%) of the total number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the closing of the Acquisition. The closing of the Acquisition is subject to customary closing conditions, including mutual agreement as to the legal transaction structure, approval by the Company’s stockholders, and Nasdaq approval. On June 13, 2025, the Company terminated the SEA.

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

On June 30, 2025, subsequent to a Nasdaq Listing Qualifications Hearing conducted on March 28, 2025, the Company received notice from the Nasdaq Listing Qualifications Panel that the Panel had granted the Company’s request to continue its listing on The Nasdaq Stock Market (“Nasdaq” or the “Exchange”) subject to becoming compliant by August 13, 2025. The Company received a letter of compliance on July 14, 2025.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the periods ended June 30, 2025 and 2024 is included at the bottom of the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Significant segment expenses
General and administrative(1)	$339,377	$2,341	$694,159	$48,790
Research and development	238,700	-	238,700	-
Professional fees - Licenses and Patents	-	1,502	-	288,416
Professional fees - Other	924,580	354,250	1,661,266	442,932
Share-based compensation expense	390,195	37,514	885,695	37,514
Interest expense (income)	1,760,025	15,064	2,313,962	15,064
Other segment items	318,878	1,271	425,470	251,270
Total operating and segment expenses	$3,971,755	$411,942	$6,219,252	$1,083,986

Reconciliation of net loss
Change in fair value of warrant liabilities	121,476	39,697	107,961	39,697
Consolidated net loss	$4,093,231	$451,639	$6,327,213	$1,123,683

1)	Excluding share-based compensation expense

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

On July 3, 2025, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to the company’s novel secreted-Klotho (s-KL) promoter, gene and delivery system (KLTO-202, or s-KL-AAV.myo) for the treatment of ALS. The Orphan Drug Designation provides certain incentives to the Company, such as tax credits, toward the cost of human clinical trials and a waiver for the payment of the GDUFA User Fee for market applications. Additionally, Orphan Drug Designation of the product provides developers with seven years of US market exclusivity and independent from the Company’s intellectual property protection.

On July 3, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) relating to the sale of newly issued shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50,000,000 from time to time through A.G.P., acting as the Company’s sales agent or principal. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

On July 7, 2025, the Company filed a Form S-3 Registration Statement with the U.S. Securities Exchange Commission (“SEC”) that allows the Company to offer shares of common stock, preferred stock, warrants to purchase common stock or preferred stock, and/or units to purchase any of such securities, either individually or in combination with other securities described in this prospectus, in one or more offerings from time to time, with a total value of up to $100,000,000.  The Form S-3 was declared effective on July 25, 2025.

On July 8, 2025, the Board of Directors determined that the Company had met the criteria set forth in the Business Combination Agreement for the release of 2,000,000 contingent shares to the pre-closing stockholders of ANEW Medical. The 2,000,000 shares were issued on August 5, 2025. In addition, the Board of Directors approved the issuance of 408,691 from in the Company’s Equity Incentive Plan to Jeffrey LeBlanc, the Company’s CFO.

On July 14, 2025, the Nasdaq Hearings Panel (the “Panel”) issued a letter to the Company that the Panel finds the Company in compliance with Listing Rules 5550(a)(1) and 5550(b)(1), the “Bid Price” and “Equity Rules,” respectively. On July 16, 2025, the Company issued a press release announcing that the Company regained compliance with the Nasdaq listing requirements. In addition, on July 14. 2025, Nasdaq approved the Company’s application to “phase down” the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market. The Company’s common stock will continue to trade under the symbol “KLTO” and the Company’s warrants will continue to trade under the symbol “KLTOW.”

On July 21, 2025, the Company signed a one-year lease in the amount of $8,400 for an office space in Charlotte, NC.

On July 28, 2025, the Company filed with the SEC a Supplemental Prospectus under the Form S-3 Registration Statement to register for resale an aggregate 12,500,000 Shares of Common Stock of the Company, which consists of 6,250,000 shares of Common Stock previously sold to two investors in a transaction exempt from the registration requirements of the Securities Act and 6,250,000 shares of Common Stock issuable upon the conversion of shares of the Company’s Series B Preferred Stock sold to an investor in a transaction exempt from the registration requirements of the Securities Act.

On July 28, 2025, the Company filed with the SEC a Supplemental Prospectus under the Form S-3 Registration Statement to register for the offer and sell shares of up to $50,000,000 in common stock, from time to time, through A.G.P., acting as the Company’s sales agent or principal. The sales of the common stock, if any, under the prospectus supplement will be made at market prices by any method deemed to be an “at the market offering.”

On August 6, 2025, Klotho Neurosciences, Inc. (the “Company”) entered into a Letter Agreement (“Agreement”) with AAVnerGene Inc. (“AAVnerGene”) for the manufacturing and development of its KLTO-202 gene therapy candidate using the AAVnerGene platform technology. AAVnerGene is an innovation-driven biotech renowned for its transformative technologies in adeno-associated viruses (AAV) manufacturing and tissue-targeted delivery.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

The Company had no revenue for the Three Months ended June 30, 2025 and 2024.

Operating Expenses

Our operating expenses for the three months ended June 30, 2025 were $1,892,852 compared to $395,607 for the three months ended June 30, 2024, an increase of $1,497,245. The increase was primarily due to increase in professional fees, general and administrative, share-based compensation expense, and commencement of research and development efforts.

Net Loss

For the three months ended June 30, 2025, we incurred a net loss of $4,093,231 compared to a net loss of $451,639 for the three months ended June 30, 2024. The increase in net loss was primarily due to increased share-based compensation expenses as well as professional fees and general operating expenses.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

The Company had no revenue for the six months ended June 30, 2025 and 2024.

Operating Expenses

Our operating expenses for the six months ended June 30, 2025 were $3,479,820 compared to $817,652 for the six months ended June 30, 2024, an increase of $2,662,168. The increase was primarily due to increase in professional fees, general and administrative, share-based compensation expense, and research and development efforts.

Net Loss

For the six months ended June 30, 2025, we incurred a net loss of $6,327,213 compared to a net loss of $1,123,683 for the six-month period ended June 30, 2024. The increase in net loss was primarily due to increased share-based compensation expense as well as professional fees and general operating expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(3,522,178)	$(929,399)
Net cash used in investing activities	-	(123,497)
Net cash provided by financing activities	11,889,383	1,895,424
Net increase (decrease) in cash and cash equivalents	$8,367,205	$842,528
Cash, beginning of period	63,741	2,808
Cash, end of period	$8,430,946	$845,336

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3,522,178, compared to $929,399, for the six months ended June 30, 2024.The significant increase in cash used in operating activities is primarily attributable to increases in expenses related to continued operating costs. We expect net cash used in operating activities to increase in the coming periods, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $0, compared to $123,497 for the six months ended June 30, 2024, a decrease of $123,497. The decrease in cash used in investing activities is attributable to the Company not purchasing any new licenses during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $11,889,383, which consisted of investments, debt paydown, as well as proceeds from sales of common and preferred shares and warrants.

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,895,424, which consisted of proceeds from issuance of a convertible promissory note $950,000, proceeds from the sale of stock and warrants, net of $175,000 and merger proceeds net of transaction costs of $770,424.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash of $8,430,946 and net working capital of $8,483,370.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company as well as incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had cash of approximately $8.4 million and an accumulated deficit of approximately $16.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the period ended June 30, 2025 and year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 and December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 and December 31, 2024 our internal controls over financial reporting were ineffective.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

KLOTHO NEUROSCIENCES, INC.

Date: August 15, 2025	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)