Form 10-Q
period 2025-09-30
Klotho Neurosciences, Inc.
filed 2025-11-13
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 72,536,722 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

KLOTHO NEUROSCIENCES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		26

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KLOTHO NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,348,034	$63,741
Prepaid expenses	86,303	94,070
Subscriptions receivable	339,253	-
Total current assets	7,773,590	157,811

Other assets:
Licenses	2,251,134	2,251,134
Patents	48,420	48,420
Total other assets	2,299,554	2,299,554
Total assets	$10,073,144	$2,457,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,905	$63,686
Accrued expenses	57,986	912,095
Notes payable to related parties	-	31,000
Notes payable	-	240,753
Total current liabilities	92,891	1,247,534
Warrant liability	53,000	24,486
Total liabilities	145,891	1,272,020

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 70,334,792 and 27,080,915 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7,033	2,708
Additional paid-in capital	29,705,817	11,745,436
Accumulated deficit	(19,785,597)	(10,562,799)
Total stockholders’ equity	9,927,253	1,185,345
Total liabilities and stockholders’ equity	$10,073,144	$2,457,365

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Professional fees	$711,169	$865,928	$2,372,435	$1,634,790
General and administrative	231,404	52,152	925,563	63,428
Research and development	271,145	-	509,845	-
Share-based compensation	639,586	1,952,852	1,525,281	1,990,366
Total operating expenses	1,853,304	2,870,932	5,333,124	3,688,584

Net operating loss	(1,853,304)	(2,870,932)	(5,333,124)	(3,688,584)

Other income (expense):
Interest Expense	(1,177,999)	(44,956)	(3,491,961)	(60,020)
Change in fair value of warrant liability	79,447	41,022	(28,514)	1,325
Loss on conversion of debt	-	(84,560)	(448,802)	-
Other income (expense)	56,271	-	79,603	(335,830)
Unrealized loss on forward purchase contract	-	-	-	-
Total other income (expense)	(1,042,281)	(88,494)	(3,889,674)	(394,525)

Net loss before income taxes	(2,895,585)	(2,959,426)	(9,222,798)	(4,083,109)
Income taxes	-	-	-	-
Net loss	$(2,895,585)	$(2,959,426)	$(9,222,798)	$(4,083,109)

Net loss per share: Basic and Diluted	$(0.05)	$(0.18)	$(0.23)	$(0.25)
Weighted average common shares outstanding	59,416,539	16,688,945	40,414,369	16,588,940

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Preferred Stock		Additional			Total
	Common Stock		(Series B, C and D)		Paid-in	Common Stock	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity (Deficit)

Balance, January 1, 2025	27,080,915	$2,708	-	$-	$11,745,436	-	$(10,562,799)	$1,185,345
Share-based compensation	-	-	-	-	495,500	-	-	495,500
Issuance of shares for note payable conversions	1,429,717	143	-	-	466,026	-	-	466,169
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	46,100	-	-	46,100
Net loss	-	-	-	-	-	-	(2,233,982)	(2,233,982)
Balance at March 31, 2025	28,510,632	$2,851	-	$-	$13,432,639	$-	$(12,796,781)	$638,709
Share-based compensation	400,000	40	-	-	390,155	-	-	390,195
Issuance of common shares in connection with note conversions	6,583,757	658	-	-	1,225,455	-	-	1,226,113
Issuance of common shares in connection with warrant exercises	10,958,681	1,096	-	-	12,924,033	-	-	12,925,129
Issuance of common shares in connection with stock subscriptions	6,250,000	625	-	-	499,375	-	-	500,000
Termination of shares issued during merger under FPA agreement	-	-	-	-	94,472	-	-	94,472
Issuance of Preferred B stock for cash	-	-	500	-	500,000	-	-	500,000
Deemed dividend - warrant modification	-	-	-	-	(1,530,910)	-	-	(1,530,910)
Net loss	-	-	-	-	-	-	(4,093,231)	(4,093,231)
Balance at June 30, 2025	52,703,070	$5,270	500	$-	$27,535,219	$-	$(16,890,012)	$10,650,477
Share-based compensation	608,691	61	-	-	639,525	-	-	639,586
Conversion of Preferred B Shares to common stock	6,250,000	625	(500)	-	(625)	-	-	-
Discretionary share issuance	2,023,031	202	-	-	(202)	-	-	-
Debt conversion settlement	2,000,000	200	-	-	1,177,800	-	-	1,178,000
Subscription receivable	-	-	-	-	349,475	-	-	349,475
Forward share purchase contract	6,745,000	675	-	-	(675)	-	-	-
Sales of common stock through At-the-Market facility	5,000	-	-	-	5,300	-	-	5,300
Net loss	-	-	-	-	-	-	(2,895,585)	(2,895,585)
Balance at September 30, 2025	70,334,792	$7,033	-	$-	$29,705,817	$-	$(19,785,597)	$9,927,253

Balance, January 1, 2024*	15,130,393	$1,513	120,000	$120	$4,493,881	-	$(3,923,677)	$571,837
Share-based compensation	-	-	-	-	287,251	-	-	287,251
Cancelled preferred B shares	-	-	(30,000)	(30)	(38,370)	-	-	(38,400)
Stock dividends	-	-	-	-	-	-	(1,911)	(1,911)
Adjustment from reverse merger application*	-	-	-	-	213,280	-	-	213,280
Net loss	-	-	-	-	-	-	(672,044)	(672,044)
Balance at March 31, 2024*	15,130,393	$1,513	$90,000	$90	$4,956,042	$-	$(4,597,632)	$360,013
Share-based compensation	-	-	-	-	37,252	262	-	37,514
Retroactive application of merger	548,505	55	(90,000)	$(90)	$(1,780,834)	304,200	1,911	(1,474,758)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Net loss	-	-	-	-	-	-	(451,639)	(451,639)
Balance at June 30, 2024	15,678,898	$1,568	-	$-	$3,678,685	$304,462	$(5,536,110)	$(1,551,395)
Conversion of Notes Payable	3,750,617	375	-	-	4,009,634	-	-	4,010,009
Warrant conversion	130,000	13	-	-	-	-	-	13
Share-based compensation	304,000	30	-	-	1,952,821	-	-	1,952,851
Other	-	-	-	-	8,518	-	-	8,518
Net loss	-	-	-	-	-	-	(2,959,426)	(2,959,426)
Balance at September 30, 2024	19,863,515	$1,986	-	$-	$9,649,658	$304,462	$(8,495,536)	$1,460,570

*	Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination on 6/21/24.

See accompanying notes to the unaudited condensed consolidated financial statements.

KLOTHO NEUROSCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,222,798)	$(4,083,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	28,514	(1,325)
Commitment fee	-	250,000
Impairment on intangible assets	-	-
Interest expense	3,505,712	-
Loss on conversion of note payable	448,802	-
Stock-based compensation	1,525,281	1,990,366
Changes in operating assets and liabilities:
Prepaid expenses	7,767	(99,910)
Subscriptions receivable	10,222	-
Accounts payable	(28,781)	19,870
Accrued expenses	(854,109)	557,839
Tax payable	-	(568,111)
Related party payable	(31,000)	(128,000)
Other Liabilities	-	60,022
Net cash used in operating activities	$(4,610,390)	$(2,002,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	-
Acquisition of drug license	-	(123,497)
Net cash used in (provided by) investing activities	$-	$(123,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note, net of issuance cost	2,150,000	1,000,000
Proceeds from sales of stocks and warrants, net	11,394,218	175,000
Proceeds from stock subscriptions	500,000	-
Proceeds from sale of preferred B shares	500,000	-
Payments on notes payable	(2,730,182)	-
Payments for deferred financing costs	(25,000)	-
Proceeds from FPA settlement	140,572	-
Payments on financed director and officer insurance	(40,225)	-
Proceeds from At-the-Market sales of common shares	5,300	-
Proceeds from related party loans	-	100,000
Proceeds from shareholders	-	120,000
Merger proceeds net of transaction cost	-	778,942
Net cash provided by financing activities	$11,894,683	$2,173,942

NET CHANGE IN CASH	7,284,293	48,087
Cash - Beginning of period	63,741	2,808
Cash - End of period	$7,348,034	$50,895

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$1,473,441	$5,258,270
Reversal of OID	$681,506	$-
Non-cash directors and officers insurance	$-	$154,500
Non-cash PIPE Funds used for merger transaction close	$-	$2,950,000
Commitment fee paid in stock	$-	$250,000
Assumed income tax payable from merger	$-	$568,111
Assumed warrant liability from merger	$-	$22,525
Interest payable settled with issuance of common stock	$57,641	$60,022
Repurchase of warrants	$679,577	$-
Issuance of warrants	$(679,577)	$-
Warrant conversion	$-	$96,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$79,153	$2,460
Taxes Paid	$-	$-

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash and cash equivalents of approximately $7.3 million and an accumulated deficit of approximately $19.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, September 30, 2025	$7,129,434	$7,129,434	$-	$-
Cash equivalents, December 31, 2024	$-	$-	$-	$-

Liabilities:
Representative warrant liabilities, September 30, 2025	$53,000	$-	$-	$53,000
Representative warrant liabilities, December 31, 2024	$24,486	$-	$-	$24,486

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended September 30,
	2025	2024
Representative warrant liabilities, July 1	$132,447	$62,222
Change in fair value	(79,447)	(41,022)
Representative warrant liabilities, September 30	$53,000	$21,200

	Nine Months Ended September 30,
	2025	2024
Representative warrant liabilities, January 1	$24,486	$-
Issuances/Assumptions	-	22,525
Change in fair value	28,514	(1,325)
Representative warrant liabilities, September 30	$53,000	$21,200

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:

Net loss	$(2,895,585)	$(2,959,426)	$(9,222,798)	$(4,083,109)

Weighted-average common shares outstanding, basic and diluted	59,416,539	16,688,945	40,414,369	16,588,940

Basic and diluted loss per share	$(0.05)	$(0.18)	$(0.23)	$(0.25)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of September 30,
	2025	2024
Warrants	5,071,319	12,030,000
Total potentially dilutive shares	5,071,319	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $271,145 and $509,845 for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024.

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

The Company recorded share-based compensation of $639,586 and $1,952,852 for the three months ended September 30, 2025, and 2024, respectively. The Company recorded share-based compensation of $1,525,281 and $1,990,366 for the nine months ended September 30, 2025 and 2024, respectively.

Warrants

As of September 30, 2025, the fair value of the Representative Warrant liabilities was $53,000 based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.10 per Representative Warrant as of September 30, 2025, which was based on the relative fair value to the Public Warrants. During the three months ended September 30, 2025, the fair value of the Representative warrants decreased by $79,447. During the nine months ended September 30, 2025, the fair value of the Representative warrants increased by $28,514.

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

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance, NASDAQ annual fees, association membership fees, and Delaware franchise taxes. As of September 30, 2025 and December 31, 2024, prepaid expenses totaled $86,303 and $94,070, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	September 30, 2025	December 31, 2024
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The value of the licenses was $179,821 at September 30, 2025 and December 31, 2024, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at September 30, 2025 and December 31, 2024, respectively.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at September 30, 2025 and December 31, 2024.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid under the agreement is $26,060 at September 30, 2025 and December 31, 2024, respectively.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The patent value, which is part of licenses in the accompanying condensed consolidated balance sheet, as of September 30, 2025 and December 31, 2024, was $48,420, respectively.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. As of September 30, 2025 and December 31, 2024, the Company owed $0 under the agreement.

During the three months ended September 30, 2025, the Company purchased a license for $150,000 to be assessed for use in manufacturing the Company’s KLTO-202 product, targeting amyotrophic lateral sclerosis and other motor neuron diseases of mankind. As the effectiveness of the particular license technology to manufacture KLTO-202 is undetermined, the $150,000 was expensed as research and development within the consolidated statements of operations for the three months ended September 30, 2025.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents later in the year.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 were $92,891 and $975,781, respectively, in the accompanying condensed consolidated balance sheet.

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30, 2025	December 31, 2024

May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	-	31,000
Total notes payable to related parties	$-	$31,000

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off in full as of September 30, 2025. The unpaid principal balance was $0 and $31,000 at September 30, 2025 and December 31, 2024, respectively.

NOTE 7 — NOTES PAYABLE

Upper Clapton Convertible Promissory Note

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The outstanding principal balance of the note was $0 at September 30, 2025 and December 31, 2024, respectively.

Redwoods PIPE Investor Convertible Promissory Note

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of September 30, 2025 and December 31, 2024 was $0, respectively.

ANEW PIPE Investors Convertible Promissory Note

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the years ended December 31, 2024. The note and related interest were converted into the Company’s common shares and fully settled as of September 30, 2024. The outstanding principal balance as of September 30, 2025 and December 31, 2024 was $0, respectively.

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

The note was paid off in full as of September 30, 2025 and net liability as of September 30, 2025 and December 31, 2024 was approximately $0 and $100,000, respectively.

During the three months ended September 30, 2025, the Company issued 2,000,000 additional shares in connection with settlement of the note, resulting in interest expense of $1,178,000.

Red Road Holdings Promissory Note

On December 10, 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. The net liability presented on the condensed consolidated balance sheet was $181,722 as of June 30, 2024 as a result of amortization of $17,515 recognized in interest expense on the condensed consolidated statement of operations for the year ended September 30, 2025. As of September 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $21,784 interest, $25,040 original issue discount, and related legal fees of $6,500.

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 was recognized as well as deferred financing costs related to legal fees of $6,000. The promissory note is due on November 15, 2025. The note is convertible to shares in the event of default. As of September 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $14,755 interest, $16,960 original issue discount, and related legal fees of $6,000.

On April 4, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $106,534, including guaranteed interest of $11,414. In connection with the note issuance, an original issue discount of $13,120 was recognized. as well as deferred financing costs related to legal fees of $7,000. The promissory note is due on January 30, 2026. The note is convertible to shares in the event of default. As of September 30, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $11,414 interest, $13,120 original issue discount, and related legal fees of $7,000.

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

On April 30, 2025, the Company made installment payments in cash totaling $232,608 on both 3i Notes or $116,304 for each 3i note, including principal, interest and make whole. The note was paid off in full as of September 30, 2025 and net liability as of September 30, 2025 and December 31, 2024 was approximately $0, respectively.

Conversions

During the nine months ended September 30, 2025, investors converted convertible promissory notes related to Austria Capital totaling $650,000 through the issuance of 2,600,000 shares of common stock that were issued and outstanding as of September 30, 2025. Additionally, during the nine months ended September 30, 2025, investors converted convertible promissory notes related to 3i totaling $881,085 through the issuance of 5,413,474 shares of common stock that were issued and outstanding as of September 30, 2025.

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

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of September 30, 2024. The unpaid principal balance was $0 and $31,000 at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the aggregate related party payable was $0 and $31,000, respectively.

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

Warrants

During the nine months ended September 30, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The Company accounted for the inducement as a modification of the original warrants in accordance with ASC 505-10 - Equity. The incremental fair value was recorded as a deemed dividend of $0.3 million in accumulated deficit on the condensed consolidated balance sheets. During the nine months ended September 30, 2025, holders of common stock warrants exercised a total of 11.0 million warrants for gross proceeds of $11.4 million.

Austria Note Conversion

During the three months ended June 30, 2025, $650,000 of principal related to the Austria Capital LLC Convertible Promissory Note was converted into 2,600,000 shares of common stock at a conversion price of $0.25. The remainder of the note in the amount of $550,000 was settled in cash. Therefore, the Company de-recognized the remaining unamortized original issue discount of $85,554 and deferred financing costs of $438,471, which were recognized in interest expense on the condensed consolidated statements of operations. During the three months ended September 30, 2025, the Company issued 2,000,000 additional shares in connection with settlement of the note, resulting in interest expense of $1,178,000.

3i Note Conversion

During the nine months ended September 30, 2025, $823,444 of principal and $57,641 of interest and make whole related to 3i convertible notes was converted into 5,413,474 shares of common stock at conversion prices ranging from $0.12 to $0.25.

Investor Share Purchase

On June 5, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to Regulation D of the Securities Act of 1933, as amended. Under the terms of the agreement, the Company issued 6,250,000 shares of its common stock at a purchase price of $0.08 per share, for total gross proceeds of $500,000. The proceeds were allocated to common stock based upon their par value of the common stock and the remainder in recorded to additional paid in capital on the condensed consolidated balance sheets.

Preferred B Shares

On June 9, 2025, the Company conducted a private offering and issued 500 preferred B shares at $0.0001 par value per share for a total of $500,000. The 500 preferred shares are convertible into 6,250,000 common shares. During the three months ended September 30, 2025, all 500 preferred B shares were converted into 6,250,000 common shares.

Meteora Agreement

On June 13, 2024, RWOD and Klotho entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to Klotho. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and allowed the shares held with Meteora to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. During the quarter ending March 31, 2025, Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for total proceeds to Klotho in the amount of $46,100. On May 15, 2025, Meteora terminated an additional 550,214 shares at a reset price of $0.1717 for total proceeds of $94,472, thereby reducing the number of shares per the agreement to 10,000 shares remaining.

During the three months ended September 30, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Forward Purchase Agreement with MCP which primarily (i) increased the maximum number of shares to 6,755,000 and (ii) modified the reset price to $10.00 subject to a reset on a weekly basis. In connection with the modification, which relates to the reverse merger, the Company issued 6,745,000 common shares under the arrangement to MCP. The Company recognized the common shares at par value in the amount of $675 on the consolidated balance sheets with a corresponding recording of additional paid-in capital.

At-the-Market Sales Agreement

On July 3, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) relating to the sale of newly issued shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50,000,000 from time to time through A.G.P., acting as the Company’s sales agent or principal. The Company intends to use the net proceeds from the offering for working capital and for general corporate purposes.

During the three months ended September 30, 2025, the Company sold 5,000 shares at a price of $1.06 per share for gross proceeds of $5,300.

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

NASDAQ Deficiencies

On September 19, 2025, Klotho Neurosciences, Inc. (the “Company”) received a delinquency notification letter (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) due to the failure of the Company’s common stock to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until March 18, 2026, to regain compliance. To regain compliance, prior to March 18, 2026, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the periods ended September 30, 2025 and 2024 is included at the bottom of the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Significant segment expenses
General and administrative(1)	$231,404	$52,152	$925,563	$63,428
Research and development	271,145	-	509,845	-
Professional fees - Licenses and Patents	-	-	-	288,416
Professional fees - Other	711,169	903,442	2,372,435	1,346,374
Share-based compensation expense	639,586	1,952,852	1,525,281	1,990,366
Interest expense	1,177,999	44,956	3,491,961	60,020
Other segment items	(56,271)	47,046	369,199	335,830
Total operating and segment expenses	$2,975,032	$3,000,448	$9,194,284	$4,084,434

Reconciliation of net loss
Change in fair value of warrant liabilities	(79,447)	(41,022)	28,514	(1,325)
Consolidated net loss	$2,895,585	$2,959,426	$9,222,798	$4,083,109

1)	Excluding share-based compensation expense

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

Subsequent to September 30, 2025 the Company settled 2,201,930 common shares sold under its At-The-Market facility. Of these shares, 735,428 shares were initiated for sale on September 30, 2025, settled October 1, 2025, for net proceeds of approximately $339,000. The remaining 1,466,502 common shares were initiated for sale and settled subsequent to September 30, 2025, for net proceeds of approximately $737,000.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues

The Company had no revenue for the three months ended September 30, 2025 and 2024.

Operating Expenses

Our operating expenses for the three months ended September 30, 2025 were $1,853,304 compared to $2,870,932 for the three months ended September 30, 2024, a decrease of $1,017,628. The decrease was primarily due to decreases in share-based compensation and professional fees, partially offset by increases in research and development and general and administrative costs.

Net Loss

For the three months ended September 30, 2025, we incurred a net loss of $2,895,585 compared to a net loss of $2,959,426 for the three months ended September 30, 2024. The decrease in net loss was primarily due to decreased share-based compensation expense and professional fees, partially offset primarily by increases in interest expense, research and development efforts and general and administrative costs.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues

The Company had no revenue for the nine months ended September 30, 2025 and 2024.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2025 were $5,333,124 compared to $3,688,584 for the nine months ended September 30, 2024, an increase of $1,644,540. The increase was primarily due to increases in professional fees, general and administrative costs and research and development efforts, partially offset by a decrease in share-based compensation.

Net Loss

For the nine months ended September 30, 2025, we incurred a net loss of $9,222,798 compared to a net loss of $4,083,109 for the nine-month period ended September 30, 2024. The increase in net loss was primarily due to increased interest expense, professional fees, general and administrative costs and research and development efforts, partially offset by a decrease in share-based compensation.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(4,610,390)	$(2,002,358)
Net cash used in investing activities	-	(123,497)
Net cash provided by financing activities	11,894,683	2,173,942
Net increase (decrease) in cash and cash equivalents	$7,284,293	$48,087
Cash, beginning of period	63,741	2,808
Cash, end of period	$7,348,034	$50,895

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $4,610,390, compared to $2,002,358, for the nine months ended September 30, 2024. The increase in cash used in operating activities is primarily attributable to increases in expenses related to continued operating costs. We expect net cash used in operating activities to increase in the coming periods, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $0, compared to $123,497 for the nine months ended September 30, 2024, a decrease of $123,497. The decrease in cash used in investing activities is attributable to the Company not purchasing any new licenses eligible to be capitalized during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $11,894,683, which consisted of investments, debt paydown, as well as proceeds from sales of common and preferred shares and warrants.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,173,942, which consisted of proceeds from issuance of a convertible promissory note $1,000,000, proceeds from the sale of stock and warrants, net of $175,000, proceeds from shareholders of $120,000, proceeds from related party loans of $100,000 and merger proceeds net of transaction costs of $778,942.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had cash and cash equivalents of $7,348,034 and net working capital of $7,680,699.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company as well as incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash and cash equivalents of approximately $7.3 million and an accumulated deficit of approximately $19.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we have made the following improvements:

●	Conducted a risk assessment to identify gaps in internal controls over financial reporting

●	Enhanced existing controls and implemented new controls as needed to address control gaps effective September 30, 2025

●	Tested key controls to verify operating effectiveness as of September 30, 2025

●	Documented narratives detailing enhanced processes and controls

Accordingly, management believes that our financial statements for the quarter ended September 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except for the changes described above related to the implementation and enhancement of controls and documentation, there were no other changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

KLOTHO NEUROSCIENCES, INC.

Date: November 13, 2025	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)