Form 10-K
period 2025-12-31
Greenland Mines Ltd
filed 2026-04-01
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ACT OF 1934

For the fiscal period ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41340

GREENLAND MINES LTD
(Exact name of registrant as specified in its charter)

Delaware	86-2727441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Boulevard, Unit D Charlotte, NC 28203
(Address of principal executive offices) (Zip Code)

(833) 931-6330
(Registrant’s telephone number, including area code)

Klotho Neurosciences, Inc. 13576 Walnut Street, Suite A Omaha, NE 68144
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GRML	The Nasdaq Stock Market LLC
Warrants	GRMLW	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $52.6 million.

As of March 31, 2026, there were 121,238,660 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

FORM 10-K FOR THE ANNUAL PERIODS ENDED DECEMBER 31, 2025 AND 2024

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Greenland Mines Ltd,” “Klotho Neurosciences, Inc.,” the “Company” and the “Registrant” refer to Greenland Mines Ltd.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results.

ii

PART I

ITEM 1. BUSINESS

Overview

Greenland Mines Ltd (the “Company” or “Greenland Mines”), formerly known as Klotho Neurosciences, Inc., develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform which uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

On September 12, 2022, the Company acquired five market-approved anti-cancer drugs approved for sale in Germany. The Market Authorizations (MA’s) are for four of the drugs that comprise the “FOLFOX” and “FOLFIRI” multi-drug regimens used in treatment of metastatic colorectal and gastric cancer and in two of the drugs that are used to treat metastatic lung cancer. The drugs are important in the treatment of many solid tumors in both childhood and adult cancers. Previously, the Company acquired two off-patent bio generic antibodies from Reliance Life Sciences (RLS), the life science arm of Reliance Industries Pvt LTD of Navi Mumbai, India.

In March 2026, the Company completed the acquisition of Greenland Mines Corp., in a transaction that expands the Company’s operations into the development and mining of critical and precious minerals. While the discussion below describes the Company’s business as of December 31, 2025, it should be read together with this subsequent development, which reflects a significant step in the Company’s strategic growth and positioning.

The Company’s Common Stock and Warrants trade on the Nasdaq under the symbols “GRML” and “GRMLW” respectively.

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

Cell and Gene Therapy — α-Klotho gene

We have licensed from the Autonomous University of Barcelona (UAB) the exclusive, worldwide rights to commercialize the α-Klotho sequence called s-KL and know-how for gene therapy and cell therapy against all neurodegenerative diseases — a longer-term, higher-risk program, but potential high reward product development opportunities.

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

Therefore, as part of the research and development (R&D) program, we plan to develop and validate an assay to separate and individually measure all Klotho isoforms and metabolites of p-KL. We will compare our assay to the IBL ELISA assay and establish assay specific reference intervals in healthy and aged adults. In addition, several other clinical and laboratory characteristics will be determined in the cohorts and compared to the levels of the circulating Klotho isoforms. The Klotho isoform assay will be used to identify subjects with low total Klotho and evaluate the contribution of each Klotho isoform in the disease status of each subject. The specific measure of the s-KL isoform produced as a result of the Klotho gene therapy product candidate will be analyzed and reported. If the assay developed as a research test method (e.g., ELISA, SDS/Western blot, capillary electrophoresis) becomes a clinical biomarker of disease, the Company will attempt to introduce this test as a commercial diagnostic. Our scientists will develop isoform-specific monoclonal antibodies and utilize a separation technology such as Western blot analysis, capillary electrophoresis or high-performance liquid chromatography and mass spectrometry (LC/MS) to bring this assay online.

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

Gene and Cell Therapy Programs

UAB Agreements:

1) On January 20, 2022, we entered into an exclusive, worldwide, royalty-bearing license with Universitat Autònoma de Barcelona (“UAB”) and Institució Catalana De Recerca I Estudis Avançats (“ICREA”) to develop and commercialize certain patent rights, technology and know-how in the field of secreted-Klotho splicing variant diagnostics and therapeutics to prevent or treat neurodegenerative diseases and other age-related pathologies of the central nervous system. The patents (issued in the US, Europe and China) and pending patent applications support our KLTO-101 and KLTO-202 product candidates with claims directed to methods of treatment and compositions of matter. The issued patents and any applications granted on a pending application would be enforceable until 11/21/2036, absent any patent term adjustment or extension. The patent family includes:

Country	Application/Publication	Status
US	12,036,268	Issued
EU	EP3377091B1	Issued
Canada	CA3005398A	Pending
China	CN108289933B	Issued
China (DIV)	CN 117126829 A	Pending
Hong Kong (based upon China DIV)	42024089833.8	Pending
Hong Kong	HK1259628A1	Issued
Japan	JP2019501643A	Pending
US (CON)	18/773,164	Pending
US (DIV)	18/773,181	Pending

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

Country	Application Number	Filing date	Status
US	63/330,684	April 26, 2022	Expired
US	18/299,989	April 13, 2023	Pending
PCT	PCT/EP2023/059677	April 13, 2023	Pending
Korea	10-2024-7036732	April 13, 2023	Pending
China	202380035280.7	April 13, 2023	Pending
India	202427083283	April 13, 2023	Pending
Japan	2024-560761	April 13, 2023	Pending
EU	23720252.8	April 13, 2023	Pending
Hong Kong	62025104793.7	April 13, 2023	Pending
Canada	3246384	April 13, 2023	Pending

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

Competition

There are three classes of drugs that are used to help with the physiologic effects of advancing cognitive disorders and dementia, (1) Cholinesterase inhibitors — donepezil (Aricept), rivastigmine (Elexon) and galantamine (Razadyne), (2) the Glutamate regulators — memantine (Namenda) and (3) the combination of cholinesterase inhibitor and glutamate regulator called Namzaric) donepezil plus memantine. Companies selling these generic and branded drugs include Allergan, Eisai Co., LTD, Novartis AG, Daiichi Sankyo Company, Limited., Merz Pharma, Pfizer Inc., Johnson & Johnson Services, Inc., H. Lundbeck A/S, Biogen, AstraZeneca, F. Hoffmann-La Roche Ltd, VTV Therapeutics, TauRx, Eli Lilly and Company, Teva Pharmaceutical Industries LTD, Ono Pharmaceutical Co., LTD, AC Immune, AB Science, AbbVie Inc., Bristol-Myers Squibb Company, Takeda Pharmaceutical Company Limited., Bayer AG, and among others.

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

To the best of our knowledge, there is no direct competition in ALS, AD, PD, or other neurodegenerative disorders involving the human s-KL Klotho gene or the s-KL protein. Two companies, Klotho Therapeutics and Klogenix, were formed many years ago but the management teams could not raise capital and they are now defunct. Klothea BIO is a preclinical stage biotechnology company developing mRNA solutions to enhance the secretion of Klotho.

Biosimilar Competition

We will face competition in the US, European and other markets from the innovator brand in that market, from biosimilars already approved in those markets, and from biosimilars still in development in those markets. Major players in the rituximab biosimilars market are Pfizer Inc., Mylan Inc., Amgen Inc., Teva Pharmaceutical Industries LTD, and Celltrion Healthcare Co. LTD, Sandoz International GmbH, Reliance Life Sciences, C.H. Boehringer Sohn AG & Co. KG, BioXpress Therapeutics SA, and Intas Biopharmaceuticals LTD There are two other Avastin biosimilars, Mvasi (bevacizumab-awwb), co-developed by Amgen and Allergan, and Pfizer’s Zirabev (bevacizumab-bvzr).

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

The leading competitor in Klotho gene therapy is Unity Biotechnology, a San Francisco Bay area startup biotechnology company that develops drugs which target senescent cells. Their website claims the company’s products in development include UBX1325 that targets Bcl-xL, a mechanism to eliminate senescent cells in age-related eye diseases, and UBX1967, a preclinical product targeting ophthalmologic diseases. They claim to be in “lead optimization” of a Klotho product candidate, but they have not reported any data and no pre-clinical or clinical trials data published to date. Unity recently licensed the Dubal Klotho technology to two of their publication authors who formed Jocasta Therapeutics, Inc. and a hedge fund in Northbrook, IL, and no press releases have been published. They would be pursuing full-length protein therapy, m-KL or p-KL, and not s-KL. Jocasta Therapeutics expects to file an IND in 2026.

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

Employees

As of March 30, 2026, the Company has two (2) full-time employees and utilizes the services of consultants. As a result of the recent acquisition of Greenland Mines Corp., the Company also has three (3) additional employees based in Europe.

Properties

The Company is currently using two (2) offices in Omaha, NE and Charlotte, NC., each consisting of approximately 400 sq ft square feet. The Omaha, NE office is provided for the Company’s use rent-free by the Company’s CEO. We rent the Charlotte, NC office for $700 a month, or $8,400 annually.

Website

The Company maintains a website at the following address: https://greenlandmines.com/. The information on the Company’s website is not incorporated by reference in this Annual Report.

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

Our business strategy includes establishing and maintaining operations and certain key third party arrangements in various jurisdictions around the world. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti- corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

●	difficulties in managing foreign operations;

●	unexpected changes in tariffs or trade barriers;

●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

●	reduced protection for intellectual property rights;

●	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease;

●	failure to comply with foreign laws, regulations, standards, and regulatory guidance governing the collection, use, disclosure, retention, security, and transfer of personal data, including the European Union General Data Privacy Regulation (“GDPR”); and

●	failure to comply with anti-bribery and anti-corruption laws including the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Sandoz International GmbH, or Sandoz, Hospira, Inc., or Hospira, Amgen Inc., Pfizer Inc., Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, LTD, Samsung Bioepis, LTD (a Merck/Biogen/Samsung biosimilar venture) and Hanwha Chemical Corporation, as well as other smaller companies such as Coherus Biosciences, Inc. and Celltrion, Inc. At least four such competitors have already obtained regulatory approval of and have been marketing for several years their own biosimilar bevacizumab (Avastin) products. Similarly, there are at least three approved rituximab biosimilars that have been on the market for several years. We will not be able to obtain regulatory approval of either of its biosimilar product candidates for several more years (if ever) and by that time there may be even more approved competing bevacizumab and rituximab biosimilar products on the market, which could materially harm our ability to gain market share.

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

We have authorized one billion shares of common stock with 121,238,660 shares outstanding as of March 30, 2026. If we desire to raise additional capital in the future to expand our operations, we may have to issue additional equity, preferred securities, or convertible debt securities, which may not need the approval of current shareholders. The issuance of new common shares may cause dilution of ownership percentage.

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

If we fail to comply with the continued listing requirements of Nasdaq, specifically, Nasdaq Listing Rule 5450(a)(2), we may face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

On September 19, 2025, the Company received a delinquency notification letter from Nasdaq due to the failure of the Company’s common stock to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was originally provided 180 calendar days, or until March 18, 2026, to regain compliance.

On March 19, 2026, the Company received written notification from Nasdaq that the Company has been granted an additional six-month extension until September 14, 2026 to regain compliance with the Bid Price Rule. If the Company fails to timely regain compliance with the Bid Price Rule for 10 consecutive business days by September 14, 2026, the Company’s common stock will be subject to delisting from Nasdaq.

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

ITEM 2. PROPERTIES

The Company does not directly own or lease any material physical properties. The Company is currently using two (2) offices in Charlotte, NC and Omaha, NE, each consisting of approximately 400 sq ft square feet. The Omaha, NE office is provided for the Company’s use rent-free by the Company’s CEO. We rent out Charlotte, NC office for $700 a month, or $8,400 annually. We believe that our facilities are generally in good condition and suitable for operating our business.

Our principal executive office is located at 1300 South Boulevard, Suite D, Charlotte, NC 28203.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “GRML” and our Public Warrants under the symbol “GRMLW.”

Holders of Record

As of December 31, 2025, we had 82 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Greenland Mines Ltd and its subsidiaries.

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

Overview

In March 2026, subsequent to the December 31, 2025 year-end, the Company completed the acquisition of Greenland Mines Corp. Accordingly, the discussion and analysis below reflects the Company’s historical results for the year ended December 31, 2025 and does not give effect to the acquisition or its potential impact on the Company’s financial condition or results of operations, which may be material.

Greenland Mines Ltd (formerly, Klotho Neurosciences, Inc.) (“the Company”), develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform that uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

On May 30, 2023, the Company, then known as Redwoods Acquisition Corp., entered into a business combination agreement (the “Business Combination Agreement”) with ANEW Medical, Inc., a Wyoming corporation. On June 21, 2024, the Company completed the Business Combination with ANEW Medical, Inc., a Wyoming corporation becoming a wholly- owned subsidiary, through a reverse acquisition. Simultaneously, the Company changed its name to ANEW Medical, Inc. On September 17, 2024, the Company changed its name to Klotho Neurosciences, Inc.

On March 11, 2026, the Company changed its name to Greenland Mines Ltd.

In connection with the name change, the stock symbol for the Company’s common stock was changed and the Company’s common stock began trading under the symbol “GRML” on the Nasdaq Capital Market at the start of trading on March 12, 2026. The CUSIP number for the Company’s common stock remains unchanged.

Results of Operations

For accounting purposes, the Business Combination is treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer, as of the date of acquisition June 21, 2024, ANEW Medical, Inc., a Wyoming corporation, became the historical financial statements of publicly traded ANEW Medical, Inc., a Delaware corporation. The Results of Operations herein are those of the accounting acquirer, ANEW Medical, Inc., a Wyoming corporation.

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

Results of Operations

Years Ended December 31, 2025 and 2024

Our financial results for the years ended December 31, 2025 and 2024 are summarized as follows:

Revenue

The Company had no revenue for the years ended December 31, 2025 and 2024.

Operating Expenses

Operating expenses are composed of consultant fees and professional fees.

Our operating expenses for the year ended December 31, 2025 were $7,146,265 compared to $5,540,236 for the year ended December 31, 2024, an increase of $1,606,029. The increase was primarily due to increases in general and administrative expenses of $1,381,590, research and development expense of $634,187 and professional fees of $674,613, which was offset by a decrease in stock-based compensation expense of $1,084,361.

Net Loss

For the year ended December 31, 2025, we incurred a net loss of $10,551,674 compared to a net loss of $6,150,372 for the year ended December 31, 2024. The increase in net loss was primarily due to increases in operating expenses of $1,606,029, interest expense of $1,957,358, settlement expense of $1,178,000, and change in fair value of warrant liability of $26,553, partially offset by an increase in other income of $366,638.

Working Capital

	As of December 31,
	2025	2024
Current assets	$7,293,686	$157,811
Current liabilities	76,764	1,247,534
Working capital	$7,216,922	$(1,089,723)

Working capital increased by approximately $8.3 million from December 31, 2024 to December 31, 2025, primarily due to increases in cash and cash equivalents of approximately $7.1 million and decreases in accrued expenses of approximately $0.9 million and notes payable of $0.2 million. The increase in cash and cash equivalents was primarily driven by proceeds from sales of stocks and warrants, net of approximately $11.4 million, proceeds from convertible promissory note, net of issuance cost of approximately $2.2 million, proceeds from At-the-Market sales of common shares of approximately $1.1 million, proceeds from stock subscriptions of approximately $0.5 million, proceeds from sale of preferred B shares of approximately $0.5 million, proceeds from forward purchase agreement settlement of approximately $0.1 million, payments on notes payable of approximately $2.7 million and net cash used in operating activities of approximately $5.9 million.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(5,889,254)	$(2,946,512)
Net cash used in investing activities	-	(123,497)
Net cash provided by financing activities	13,002,128	3,130,942
Net increase (decrease) in cash and cash equivalents	$7,112,874	$60,933
Cash, beginning of year	63,741	2,808
Cash, end of year	$7,176,615	$63,741

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $5,889,254, compared to $2,946,512 for the year ended December 31, 2024, an increase of $2,942,742. The increase in cash used in operating activities is primarily attributable to increases in expenses related to expanding operations and continued operating costs. We expect net cash used in operating activities to increase in the future, until our products are able to produce meaningful revenue.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $0, compared to net cash provided by investing activities of $123,497 for the year ended December 31, 2024, an increase in cash used of $123,497, primarily attributable to acquisition of licenses in the prior period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $13,002,128, compared to $3,130,942 for the year ended December 31, 2024. For the year ended December 31, 2025, cash provided by financing activities was primarily driven by proceeds from sales of stocks and warrants, net of approximately $11.4 million, proceeds from convertible promissory note, net of issuance cost of approximately $2.2 million, proceeds from At-the-Market sales of common shares of approximately $1.1 million, proceeds from stock subscriptions of approximately $0.5 million, proceeds from sale of preferred B shares of approximately $0.5 million, proceeds from forward purchase agreement settlement of approximately $0.1 million and payments on notes payable of approximately $2.7 million.

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $3.1 million, which consisted of proceeds from convertible promissory note, net of issuance cost of approximately $2.1 million, proceeds from sales of stocks and warrants, net of approximately $0.2 million, proceeds from related party loans of $0.1 million, proceeds from shareholders of approximately $0.1 million, proceeds from merger net of transaction cost of $0.8 million and payments to shareholders of approximately $0.1 million.

Liquidity & Capital Resources Outlook

As of December 31, 2025, the Company had cash of $7,176,615 and net working capital of $7,216,922.

The Company has incurred and expects to continue to incur significant professional costs to remain a publicly traded company and it has incurred significant transaction costs related to the consummation of the Business Combination.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash of approximately $7.2 million and an accumulated deficit of approximately $21.1 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2024 due to the short maturities of such instruments. See Note 2 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 our internal controls over financial reporting were ineffective.

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

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of March 31, 2026, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Dr. Joseph Sinkule	72	Chief Executive Officer, Founder and Chairman
Jeffrey LeBlanc	49	Chief Financial Officer
Non-Employee Directors
Dr. Shalom Z. Hirschman(2)(3)	89	Director
Dr. Samuel Zentman(1)(2)(3)	79	Director
Jon W. McGarity(1) (2)(3)	84	Director
Riad El-Dada(1)	61	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance Committee.

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

Jeffrey LeBlanc — Mr. LeBlanc has over 20 years of experience in managing financial operations, investing, advising Fortune 500 companies, and launching new ventures. He is the co-founder of Winvest Acquisition Corp. (Ticker: WINV), a special purpose acquisition company. Prior to Winvest, Mr. LeBlanc launched Out of Print, a direct-to-consumer merchandise platform that was acquired by Penguin Random House in 2017. He previously held investment roles at Greenlight Capital and GE Capital, and started his career at McKinsey and Co. Mr. LeBlanc previously served on the Boards of Riot New Media Group and Books For Africa. He received an MBA from Harvard Business School and a BS in Chemical Engineering from MIT.

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

Samuel Zentman, PhD — Dr. Zentman graduated from Wayne State University and the University of Michigan and holds a Ph.D. doctorate in Complex Analysis. He was a Mathematics professor at several divisions of the University of Detroit. And worked as a systems analyst, manager of Engineering Computer Center, and director of the Corporate Computer Center of American Motors Corporation. Dr. Zentman was the CFO and then CEO of Manhattan Textile Corporation, a privately held export firm in New York city. He was a Board member of several Tech and Medical start-ups including: Neuromedical Systems Inc., Amplification Technologies, Inc., Power Safe Technology Corp, and Hinson Hale Medical Technologies Inc. Dr. Zentman is currently a Board member of Acorn Energy where he has served for over the past 15 years, and is the Chairman of the Audit Committee, and member of the Nominating Committee and Compensation Committee. Dr. Zentman has extensive experience in dealing with early stage medical and technology companies. He also serves as the Chairman of the Board of several national non-profits organizations devoted to the quality of education in the U.S. and abroad. We believe Dr. Zentman is qualified to serve on our Board because of his decades of expertise in business management, public and private company finance, his insight in medical technologies, and his global contacts and business relationships.

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

Indemnification Agreements

On June 21, 2024, in connection with the consummation of the Business Combination, the Company adopted the Amended Charter, which provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit. The Company is expressly authorized to carry directors and officers’ liability insurance providing indemnification for the Company’s directors, officers, and certain employees for some liabilities. Further information about the indemnification of the Company’s directors and executive officers is set forth in the Proxy Statement/Prospectus in the section titled “Comparison of Stockholder Rights,” which is incorporated herein by a reference.

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

Board of Directors

The board of directors consists of five members, including Greenland Mine’s Chief Executive Officer. In accordance with the Amended Charter, the Board of Directors has a single class of directors with each director having a term ending on the date of the next annual stockholder meeting, or, in each case, until their respective successor is duly elected and qualified, or until their earlier resignation, removal or death.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct, approved by the Board of Directors, that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Company’s Code of Ethics and Business Conduct is incorporated by reference in this report as an Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the years ended December 31, 2025 and December 31, 2024, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board.

Summary Compensation Table

		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(6)
Joseph Sinkule - Chief Executive Officer(2)	2025	360,000	205,000	-	565,000
Joseph Sinkule - Chief Executive Officer	2024	300,000	180,000	1,174,900	1,654,900
Jeffrey LeBlanc - Chief Financial Officer(3)	2025	325,000	160,000	547,646	1,032,646
Jeffrey LeBlanc - Chief Financial Officer	2024	121,875	80,000	555,000	756,875
Peter Moriarty – Former Chief Business Officer(4)	2025	150,000	-	-	150,000
Peter Moriarty – Former Chief Business Officer	2024	112,500	60,000	660,152	832,652

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 2 to this Form 10-K for the year ended December 31, 2025.

(2)	Total compensation for Joseph Sinkule during 2024 includes two separate stock awards, of which one million shares and one million stock options were granted, representing stock-based compensation of $1,174,900. Both awards vested upon grant. The grant date fair values of these separate one million share grants were $0.80 per share for the stock grant and $0.37 per share for the stock option grant. No equity awards were granted to Joseph Sinkule during 2025.

(3)

Total compensation for Jeffrey LeBlanc during 2025 included a grant of 408,691 shares. The grant vested immediately at a fair value of $1.34 per share. Total compensation for Jeffrey LeBlanc during 2024 included two grants of 100,000 shares and 400,000 shares. The 100,000 share grant vested upon grant and the 400,000 shares vest 50% after one year and 50% after the second year. From the stock awards granted, 133,334 shares have not vested as of December 31, 2025.

(4)

Total compensation for Peter Moriarty during 2024 included three grants of 100,000, 100,000 and 400,000 shares. The two separate 100,000 share grants vested upon grant and the 400,000 shares vest 50% after one year and 50% after the second year. All stock awards granted have vested as of December 31, 2025. No equity awards were granted to Peter Moriarty during 2025.

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

Employment Agreement with Jeffrey LeBlanc

On August 15, 2024, we entered into an employment agreement with Mr. LeBlanc. In connection with his appointment as Chief Financial Officer, on August 15, 2024, we entered into an Employment Agreement with Mr. LeBlanc for a term of three years. Pursuant to the Employment Agreement, Mr. LeBlanc will receive an annual base salary of $325,000, an initial equity award consisting of the Company’s common stock of 100,000 shares, and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. LeBlanc is eligible to participate in the Company’s annual bonus program for executives.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options and the number of shares that have not vested under stock awards as of December 31, 2025:

		Option Award				Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested
Joseph Sinkule(1)	10/24/2024	1,000,000	-	$0.55	10/24/27	-	$-
Jeffrey LeBlanc(2)	-	-	-	-	N/A	133,334	69,375

(1)	Under the terms of the stock award agreement, on December 24, 2024, Joseph Sinkule received 1,000,000 stock options which immediately vested at an exercise price of $0.55 each.

(2)	Under the terms the stock award agreement, on August 15, 2024, Jeffrey LeBlanc received 400,000 share grants which vest under time restriction, whereby 50% vest after one year and the remaining 50% vest after two years from the grant date. 133,334 shares remain unvested as of December 31, 2025, at an original grant market value of $69,375.

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

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2025 certain information concerning his or her compensation for the year ended December 31, 2025:

Year Ended December 31, 2025

Name	Total Fees Earned or Paid in Cash ($)
Shalom Z. Hirschman*	$145,000
Samuel Zentman	82,000
Jon W. McGarity	82,000
Riad El-Dada	48,000

*	Dr. Hirschman’s total fees include compensation for consulting services performed for the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 30, 2026 by:

●	each of our Named Executive Officers;

●	each of our directors; and

●	all our executive officers and directors as a group.

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

Percentage ownership of our Common Stock is based on 121,238,660 shares of Common Stock outstanding as of March 30, 2026. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 30, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Unless otherwise indicated, the address of each beneficial owner listed below is 1300 South Boulevard, Unit D, Charlotte, NC 28203. To our knowledge, there is no arrangement, including any pledge by any person of any security of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Number of	Percent
Name and Address of Beneficial Owner	Shares	Owned (1)
Directors and Executive Officers
Joseph Sinkule(2)	7,346,700	6.0%
Jeff LeBlanc	3,420,342	2.8%
Shalom Z. Hirschman	908,873	0.7%
Samuel Zentman(3)	1,146,440	0.9%
Jon W. McGarity(3)	471,277	0.4%
Riad El-Dada(3)	410,000	0.3%
Five Percent Holders:
Strategic EP	6,687,472	5.5%
All directors, executive officers, and five percent holders as a group (7 individuals)	20,391,104	16.8%

(1)	Based on a total of 121,238,660 shares of common stock issued and outstanding as of March 30, 2026.

(2)	Includes 1,000,000 shares issuable upon the exercise of incentive options.

(3)	Includes 60,000 shares issuable upon the exercise of incentive options.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the registrant.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

In connection with the Business Combination, the Company’s Board adopted, and the Company’s stockholders approved, the Equity Incentive Plan (“Equity Incentive Plan”). Although the Company does not have a formal policy with respect to the grant of equity incentive awards to the Company’s executive officers, the Company believes that equity awards provide Company’s executive officers with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and the Company’s stockholders. In addition, Company believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives to Company’s executive officers to remain in the Company’s employment during the applicable vesting period. Accordingly, Company’s board of directors periodically reviews the equity incentive compensation of the Company’s executive officers and from time to time may grant equity incentive awards to them.

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

Related Party Transactions

Notes payable to related parties consisted of the following:

	December 31, 2025	December 31, 2024
May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	-	31,000
Total notes payable to related parties	$-	$31,000

December 2023 ($135,000) – On December 1, 2023, the Company issued a promissory note to two members of management in the amount of $135,000. The promissory note did not accrue interest. The promissory note was paid as of December 31, 2024.

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off in full during the first quarter of 2025. The unpaid principal balance was $0 and $31,000 at December 31, 2025 and 2024, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed BCRG as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal years ended December 31, 2025 and 2024. Yusufali & Associates, LLC, independent registered public accounting firm, was previously selected by the Board of Directors of the Company as our auditors for the fiscal year ending December 31, 2023. Yusufali & Associates, LLC was engaged as the Company’s independent registered public accounting firm on May 15, 2023 through October 26, 2024. The Board of Directors of the Company recommended and approved the dismissal which was mandated by Yusufali & Associates, LLC’s disqualification by the Public Company Accounting Oversight Board. Stockholder approval was not required to appoint BCRG as the Company’s independent registered public accounting firm.

The following is a summary and description of fees incurred by BCRG Group for the year ended December 31:

Services:	2025	2024
Audit Fees(1)	$130,000	$15,000
Tax Fees	-	-
All Other Fees(2)	13,000	-
Total fees	$143,000	$15,000

(1)	Audit fees consist of fees for the audit of our 2025 and 2024 annual financial statements and the review of our 2025 and 2024 interim financial statements.

(2)	All other fees comprise expenses related to work performed on other filings such as S-1 filings.

The following is a summary and description of fees incurred by Yusufali & Associates, LLC for the year ended December 31:

Services:	2025	2024
Audit Fees(1)	$-	$30,000
Tax Fees	-	-
All Other Fees(2)	-	5,000
Total fees	$-	$35,000

(1)	Audit fees consist of fees for the audit of our 2024 annual financial statements and the review of our 2024 interim financial statements.

(2)	All other fees comprise expenses related to work performed on other filings such as S-1 filings.

As of December 31, 2025, consistent with SEC policies regarding auditor independence, the Company established Audit Committee that has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

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

All services rendered by BCRG in our fiscal year ended December 31, 2025 and 2024 were pre-approved by our Audit Committee.

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

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1**	Business Combination Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC. (incorporated by reference to Exhibit 2.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
2.2**	Amendment No.1 to Business Combination Agreement, dated November 4, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC.
3.1**	Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
3.2**	Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 filed with Redwoods’ registration statement on Form S-1 filed by the Registrant on March 10, 2022).
3.3**	Form of Second Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp.
3.4**	Form of Amended and Restated Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
3.5**	Certificate of Ownership and Merger of GML Subsidiary Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on March 16, 2026).
4.1**	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.2**	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.3**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.4**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.5**	Description of registrant’s securities (incorporated by reference to Exhibit 4.8 filed with Redwoods’ report filed on Form 10-K and filed by the Registrant on April 10, 2023).
10.1**	Lock-Up Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp. and the other parties named therein (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.2**	Sponsor Support Agreement, dated as of December 29, 2023, by and among Redwoods Acquisition Corp., Redwoods Capital LLC, and other parties thereto (incorporated by reference to Exhibit 10.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.3**	Voting and Support Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL, INC. and the other parties named therein.
10.4**	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.5**	Registration Rights Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., certain stockholders of ANEW MEDICAL, INC. and the Founder Holders (incorporated by reference to Exhibit 10.3 to Redwoods’ Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.6**	Letter Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.7**	Investment Management Trust Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.8**	Registration Rights Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and certain security holders named therein (incorporated by reference to Exhibit 10.4 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.9**	Administrative Support Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and the Sponsor (incorporated by reference to Exhibit 10.8 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.10**	Indemnity Agreements, Each dated as of March 30, 2022, by and between the Registrant and Each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.7 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.11**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.12**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.13**	Sponsored Research Agreement with Universitat Autònoma de Barcelona (incorporated by reference to Exhibit 10.13 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.14**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the cognition and Alzheimer’s related inventions covered by USPTO Application No.: 15/777,456 (incorporated by reference to Exhibit 10.14 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.15**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the neuromuscular related inventions covered by USPTO Application No.: 18/299,989 (incorporated by reference to Exhibit 10.15 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.16**	Non-exclusive license with University of Heidelberg, Germany for the myotropic AAV capsids related inventions covered by USPTO Application No. 17/051,123 (incorporated by reference to Exhibit 10.16 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.17**	Exclusive license agreement and exclusive license and manufacturing agreement in licensed territories with Reliance Life Science Private Limited (incorporated by reference to Exhibit 10.17 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.18**	Form of Employment Agreement between the Company and Dr. Joseph Sinkule (CEO) effective as of October 24, 2024 (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s on Form 8-K filed with the SEC on October 31, 2024).
10.19*	Form of Employment Agreement between the Company and Peter Moriarty (COO) effective as of August 15, 2024.
10.20*	Form of Employment Agreement between the Company and Jeffrey LeBlanc (CFO) effective as of August 15, 2024.
10.21**	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of December 4, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.22**	Convertible Promissory Note issued in favor of Austria Capital LLC, dated December 4, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.23*	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of January 23, 2025.
10.24*	Senior Convertible Note between the Company and the Holder, issued January 23, 2025.
10.25**	Share Exchange Agreement with SkyBell Technologies, Inc. and SB Security Holdings, LLC, dated March 26, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on April 1, 2025).
10.26**	Termination and Release Agreement with SkyBell Technologies, Inc. and SB Security Holdings, LLC, dated June 13, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on June 13, 2025).
10.27**	License Terms of Agreement and collaboration with AAVnerGene Inc. dated July 16, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on July 22, 2025).
10.28**	Letter Agreement with AAVnerGene Inc. dated August 6, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 12, 2025).

10.29**	Amendment to the Subscription Agreement dated June 13, 2024 with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC, dated September 19, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on September 25, 2025).
10.30**	Securities Purchase Agreement with Sigma9 Capital, Ltd, dated December 2, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 8, 2025).
10.31**	Securities Purchase Agreement with 10 investors, dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on February 23, 2026).
10.32**	Agreement and Plan of merger with Greenland Merger Sub, Inc. and Greenland Mines Corp., dated March 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on March 10, 2026).
10.33**	Subscription, Joint Venture and Option Agreement with Greenland Minerals Corp., Major Precious Greenland A/S and Intrusion Precious Metals Corp., dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on March 10, 2026).
14.1**	Code of Ethics of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 14 to Redwoods’ Registration Statement on Form S-1 filed with the SEC on March 10, 2022).
19.1**	Klotho Neurosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed by Klotho Neurosciences, Inc.’s on Form 10-Q filed with the SEC on November 19, 2024).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (BCRG)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback policy (incorporated by reference to Exhibit 97.1 filed by Redwoods on Form 10-K filed by the Registrant on April 17, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLAND MINES LTD

By:	/s/ Joseph A. Sinkule
Joseph A. Sinkule
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2026

By:	/s/ Jeffrey LeBlanc
Jeffrey LeBlanc
Chief Financial Officer (Principal Accounting Officer)

Date: April 1, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Sinkule	Chief Executive Officer	April 1, 2026
Joseph A. Sinkule	(Principal Executive Officer)

/s/ Jeffrey LeBlanc	Chief Financial Officer	April 1, 2026
Jeffrey LeBlanc	(Principal Accounting officer)

/s/ Samuel Zentman	Director	April 1, 2026
Samuel Zentman

/s/ Riad El-Dada	Director	April 1, 2026
Riad El-Dada

/s/ Jon McGarity	Director	April 1, 2026
Jon McGarity

/s/ Shalom Hirschman	Director	April 1, 2026
Shalom Hirschman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

200 Spectrum Center Drive, Suite 1300
Irvine, CA 92618
(714) 234-5980
www.bcrgcpas.com

To Board of Directors

Greenland Mines Ltd (formerly known as Klotho Neurosciences, Inc. )

1300 South Boulevard, Suite D Charlotte, NC 28203

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Mines Ltd (formerly known as Klotho Neurosciences, Inc. ) (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, CA

April 1, 2026

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$7,176,615	$63,741
Prepaid expenses	117,071	94,070
Total current assets	7,293,686	157,811

Other assets:
Licenses	2,251,134	2,251,134
Patents	48,420	48,420
Total other assets	2,299,554	2,299,554
Total assets	$9,593,240	$2,457,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,607	$63,686
Accrued expenses	32,157	912,095
Notes payable to related parties	-	31,000
Notes payable	-	240,753
Total current liabilities	76,764	1,247,534
Warrant liability	53,000	24,486
Total liabilities	129,764	1,272,020

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 0 issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 72,536,722 and 27,080,915 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7,254	2,708
Common stock to be issued	516,000	-
Additional paid-in capital	30,054,695	11,745,436
Accumulated deficit	(21,114,473)	(10,562,799)
Total stockholders’ equity	9,463,476	1,185,345
Total liabilities and stockholders’ equity	$9,593,240	$2,457,365

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

Operating expenses:
Professional fees	$3,435,858	$2,761,245
General and administrative	1,511,008	129,418
Research and development	634,187	-
Share-based compensation	1,565,212	2,649,573
Total operating expenses	7,146,265	5,540,236

Net operating loss	(7,146,265)	(5,540,236)

Other income (expense):
Interest expense	(2,313,961)	(356,603)
Change in fair value of warrant liability	(28,514)	(1,961)
Settlement expense	1,178,000	-
Other income (expense)	115,066	(251,572)
Total other income (expense)	(3,405,409)	(610,136)

Net loss before income taxes	(10,551,674)	(6,150,372)
Income taxes	-	-
Net loss	$(10,551,674)	$(6,150,372)

Net loss per share: Basic and Diluted	$(0.22)	$(0.32)
Weighted average common shares outstanding	48,489,970	19,247,313

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Preferred Stock		Additional	Common Stock		Total
	Common Stock		(Series B, C and D)		Paid-in	to be	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity

Balance, January 1, 2024, Revised	15,130,393	$1,513	120,000	$12	$4,493,881	-	$(3,923,677)	$571,729
Retroactive application of merger	548,505	55	(120,000)	(12)	(1,014,473)	-	-	(1,014,430)
Adjusted balance, beginning of period*	15,678,898	1,568	-	-	3,479,408	-	(3,923,677)	(442,701)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Stock-based compensation	2,244,452	224	-	-	2,649,349	-	-	2,649,573
Conversion of Notes Payable	4,050,617	405	-	-	4,164,434	-	-	4,164,839
Note issuance equity inducement	2,000,000	200	-	-	977,800	-	-	978,000
Additional issued shares	2,976,948	298	-	-	(298)	-	-	-
Issuance of common shares for warrant conversion	130,000	13	-	-	-	-	-	13
Tax fees related to merger	-	-	-	-	8,517	-	-	8,517
Net loss	-	-	-	-	-	-	(6,150,372)	(6,150,372)
Balance, December 31, 2024	27,080,915	$2,708	-	$-	$11,745,436	$-	$(10,562,799)	$1,185,345
Share-based compensation	1,008,691	101	-	-	1,565,111	-		1,565,212
Conversions of debt to equity	8,013,474	801	-	-	1,242,679	-	-	1,243,480
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	140,572	-	-	140,572
Discretionary share issuance	2,023,031	202	-	-	(202)	-		-
Issuance of common shares in connection with warrant exercises	10,958,681	1,096	-	-	12,924,033	-	-	12,925,129
Issuance of common shares in connection with stock subscriptions	6,250,000	625	-	-	499,375	-	-	500,000
Common shares to be issued for consulting services	-	-	-	-	-	516,000	-	516,000
Conversion of Preferred B Shares to common stock	6,250,000	625	(500)	-	(625)	-	-	-
Issuance of Preferred B stock for cash	-	-	500	-	500,000	-	-	500,000
Forward purchase share contract	6,745,000	675	-	-	(675)		-	-
Debt conversion settlement	2,000,000	200	-	-	1,177,800	-	-	1,178,000
Sales of common stock through At-the-Market facility	2,206,930	221	-	-	1,112,524	-	-	1,112,745
Deemed dividend - warrant modification	-	-	-	-	(1,530,910)	-	-	(1,530,910)
Net loss	-	-	-	-	-	-	(10,551,674)	(10,551,674)
Balance at December 31, 2025	72,536,722	$7,254	-	$-	$30,054,695	$516,000	$(21,114,473)	$9,463,476

*	Note: because of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,551,674)	$(6,150,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	28,514	1,961
Commitment fee	-	250,000
Impairment on intangible assets	-	10,000
Interest expense	2,327,712	141,753
Settlement on note payable	1,178,000
Conversion of debt to equity	448,802	-
Consulting fees	516,000	-
Stock-based compensation	1,565,212	2,649,573
Changes in operating assets and liabilities:
Prepaid expenses	(23,001)	(90,230)
Accounts payable	(19,079)	(187,573)
Accrued expenses	(879,938)	1,064,465
Tax payable	-	(568,111)
Related party payable	(31,000)	(128,000)
Other Liabilities	-	60,022
Net cash used in operating activities	$(5,889,254)	$(2,946,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of drug license	-	(123,497)
Net cash used in investing activities	$-	$(123,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note, net of issuance cost	2,150,000	2,077,000
Proceeds from sales of stocks and warrants, net	11,394,218	175,000
Proceeds from stock subscriptions	500,000	-
Proceeds from sale of preferred B shares	500,000	-
Payments on notes payable	(2,730,182)	-
Payments for deferred financing costs	(25,000)	-
Proceeds from FPA settlement	140,572	-
Payments on financed director and officer insurance	(40,225)	-
Proceeds from At-the-Market sales of common shares	1,112,745	-
Proceeds from related party loans	-	100,000
Proceeds from shareholders	-	120,000
Payments to shareholders	-	(120,000)
Merger proceeds net of transaction cost	-	778,942
Net cash provided by financing activities	$13,002,128	$3,130,942

NET CHANGE IN CASH	7,112,874	60,933
Cash - Beginning of period	63,741	2,808
Cash - End of period	$7,176,615	$63,741

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$1,473,441	$5,258,270
Interest payable settled with issuance of common stock	$57,641	$60,022
Reversal of OID	$681,506	$-
Repurchase of warrants	$679,577	$-
Issuance of warrants	$(679,577)	$-
Discretionary non-cash payment to creditor with issuance of common stock	$202	$154,830
Conversion of Preferred B Shares to common stock	$(625)	$-
Deemed dividend - warrant modification	$(1,530,910)	$-
Non-cash equity payment for inducement fee on note payable	$-	$978,000
Non-cash directors’ and officers’ insurance	$-	$154,500
Non-cash PIPE Funds used for merger transaction close	$-	$2,950,000
Commitment fee paid in stock	$-	$250,000
Assumed income tax payable from merger	$-	$568,111
Assumed warrant liability from merger	$-	$22,525
Warrant conversion	$-	$96,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$79,153	$2,460
Taxes Paid	$-	$551,593

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Greenland Mines Ltd (the “Company” or “Klotho”), formerly known as Klotho Neurosciences, Inc., develops essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. The Company currently has acquired two licensed platforms: a generic drug portfolio and a biosimilar biologics platform that uses biologic therapies to treat cancer, and a proprietary, patented gene therapy platform that uses a gene therapy approach to introduce a therapeutic protein called “Klotho” inside the body to treat neurodegenerative diseases.

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

In March 2026, the Company completed the acquisition of Greenland Mines Corp., in a transaction that expands the Company’s operations into the mining of critical and precious minerals. While the discussion below describes the Company’s business as of December 31, 2025, it should be read together with this subsequent development, which reflects a significant step in the Company’s strategic growth and positioning.

The Company’s Common Stock and Warrants began trading on the Nasdaq under the symbols “GRML” and “GRMLW,” respectively.

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

For accounting purposes, the transactions contemplated by the Business Combination was treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer ANEW (Wyoming) were the historical financial statements of the Company. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to June 21, 2024 and reflected as such as of December 31, 2025 and 2024, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ANEW’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ANEW’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying audited consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash and cash equivalents of approximately $7.2 million and an accumulated deficit of approximately $21.1 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash. The Company’s cash and cash equivalents increased from approximately $0.1 million as of December 31, 2024 to approximately $7.2 million as of December 31, 2025, primarily due to net cash provided by financing activities of approximately $13.0 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, December 31, 2025	$7,031,708	$7,031,708	$-	$-
Cash equivalents, December 31, 2024	$-	$-	$-	$-

Liabilities:
Representative warrant liabilities, December 31, 2025	$53,000	$-	$-	$53,000
Representative warrant liabilities, December 31, 2024	$24,486	$-	$-	$24,486

The following tables present a reconciliation of the Level 3 Private Warrants liabilities:

	For the Year Ended December 31,
	2025	2024
Representative warrant liabilities, January 1	$24,486	$-
Issuances/Assumptions	-	22,525
Change in fair value	28,514	1,961
Representative warrant liabilities, December 31	$53,000	$24,486

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

On November 8, 2024, the Company terminated the License Agreement with Teleost Biopharmaceutic, LLC. At December 31, 2024, the Company determined that the license related to Teleost Biopharmaceutic, LLC was impaired and recognized an impairment expense of $10,000 as of December 31, 2024.

As of December 31, 2025, the Company determined that the estimated fair value of all other intangible assets exceeded their carrying value, indicating no impairment.

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

Beginning with the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements.

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for years from 2023, 2024 and 2025 are subject to U.S. federal, state, and local income tax examinations by tax authorities.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Year Ended
	December 31,
	2025	2024
Numerator:
Net loss	$(10,551,674)	$(6,150,372)
Weighted-average common shares outstanding, basic and diluted	48,489,970	19,247,313
Basic and diluted loss per share	$(0.22)	$(0.32)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of December 31,
	2025	2024
Warrants	5,071,319	12,030,000
Total potentially dilutive shares	5,071,319	12,030,000

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $634,187 and $0 for the year ended December 31, 2025 and 2024, respectively.

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

The Company recorded stock-based compensation of $1,565,212 and $2,649,573 for the years ended December 31, 2025 and 2024, respectively.

Warrants

As of December 31, 2025 and 2024, the fair value of the Representative Warrant liabilities was $53,000 and $24,486, respectively, based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.10 and $0.04 as of December 31, 2025 and 2024, respectively, per Representative Warrant, which was based on the relative fair value to the Public Warrants. During the third quarter of 2024, our Public and Private Warrants met the conditions necessary to adjust the exercise price and the redemption trigger price. As of December 31, 2025, the exercise price was $3.49 per warrant, and the redemption trigger price was $5.01. During the year ended December 31, 2025, the fair value of the Representative warrants increased by $1,961.

During the year ended December 31, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The Company accounted for the inducement as a modification of the original warrants in accordance with ASC 505-10 - Equity. The incremental fair value was recorded as a deemed dividend of $0.3 million in accumulated deficit on the condensed consolidated balance sheets. During the year ended December 31, 2025, holders of common stock warrants exercised a total of 11.0 million warrants for gross proceeds of $11.4 million.

During the year ended December 31, 2024, a warrant holder exercised 130,000 warrants issued as part of the Series D Preferred Shares related to the Business Combination, with a total value of $96,200, valued as of September 27, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. The amendments require expanded information within the rate reconciliation, including both dollar amounts and percentage effects, and require disaggregation of income taxes paid by federal, state, and foreign jurisdictions. The ASU also requires additional detail regarding deferred tax assets and liabilities and valuation allowances. The Company adopted ASU 2023-09 for the year ended December 31, 2025. Adoption did not affect the Company’s financial position or results of operations, but it resulted in expanded income tax disclosures in the accompanying financial statements.

NOTE 3 — PREPAID EXPENSES

Prepaid expenses primarily consist of prepayment of the premium on Directors and Officers insurance, prepaid legal costs and other prepaid fees. As of December 31, 2025 and 2024, prepaid expenses totaled $117,071 and $94,070, respectively, in the accompanying consolidated balance sheets.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The value of the licenses was $179,821 at December 31, 2025 and December 31, 2024, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at December 31, 2025 and 2024.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at December 31, 2025 and 2024.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The amount paid under the agreement was $26,060 at December 31, 2025 and 2024.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. At December 31, 2024, certain professional fees incurred for the patents in the amount of $47,740 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. At September 30, 2024, professional fees incurred for the patents in the amount of $30,898 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. The patent value, which is part of licenses in the accompanying consolidated balance sheet, as of December 31, 2025 and 2024 was $48,420.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. As of December 31, 2025 and 2024, the Company owed $0 under the agreement.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life. The Company expects to utilize these licenses and patents in year 2026.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses primarily consist of professional fees. The accounts payable and accrued expenses as of December 31, 2025 and 2024 were $76,764 and $975,781, respectively, in the accompanying consolidated balance sheets.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	December 31, 2025	December 31, 2024
May 2024 and December 2023 - $7,000 and $24,000 original amount bearing a one-time interest fee of $2,460 due upon demand.	-	31,000
Total notes payable to related parties	$-	$31,000

December 2023 ($135,000) – On December 1, 2023, the Company issued a promissory note to two members of management in the amount of $135,000. The promissory note did not accrue interest. The promissory note was paid as of December 31, 2024.

May 2024 and December 2023 ($7,000 and $24,000) – On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off in full as of December 31, 2025. The unpaid principal balance was $0 and $31,000 at December 31, 2025 and 2024, respectively.

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

NOTE 7 — NOTES PAYABLE

Upper Clapton Convertible Promissory Note

On September 12, 2022, the Company issued a $1,308,270 promissory note used to acquire four market-approved anti-cancer drugs. See Note 4 – Intangible Assets for further discussion. The promissory note bore interest at 6% and had a maturity date of June 30, 2023. Pursuant to the agreement, the interest stopped accruing at June 30, 2023. As of December 31, 2023, the Company made interest payments of $78,496 to fully satisfy the interest obligation under the promissory note. The note was converted into the Company’s common shares and fully settled as part of the merger that closed on June 21, 2024. The outstanding principal balance of the note was $0 at December 31, 2025 and 2024.

Redwoods PIPE Investor Convertible Promissory Note

On March 4, 2024, in connection with the Merger, Public ANEW entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Redwoods PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “Redwoods PIPE Financing”), which included 750,000 bonus shares of common stock. Upon the closing of the Redwoods PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000, of which $1,768,661 was used by the Company to settle transaction costs. The Company received approximately $181,339 in net cash proceeds. The note and related interest were converted into the Company’s common shares and fully settled as of December 31, 2024. The outstanding principal balance as of December 31, 2025 and 2024 was $0.

ANEW PIPE Investors Convertible Promissory Note

On April 22, 2024, prior to the closing of the Business Combination Agreement, ANEW Medical (Wyoming) entered into a convertible promissory note that bore an interest of 10% and Securities Purchase Agreement (“SPA”) with certain accredited investors (the “ANEW PIPE Investors”) for an aggregate purchase price of up to $2,000,000 (the “ANEW PIPE Financing”), which included 900,000 bonus shares of common stock. Upon the closing of the ANEW PIPE Financing (funded and closed in connection with the closing of the Merger on June 21, 2024), which totaled $1,950,000 initially, of which $1,000,000 was used by the Company to settle transaction costs. The Company received approximately $1,000,000 in cash proceeds during the years ended December 31, 2024. The note and related interest were converted into the Company’s common shares and fully settled as of December 31, 2024. The outstanding principal balance as of December 31, 2025 and 2024 was $0.

Meteora Agreement

On June 13, 2024, RWOD and the Company entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to the Company. Upon Closing of the merger on June 21, 2024 and on December 31, 2024, the value of the contract for the Company was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and the shares held with Meteora are able to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. The value of the contract for the Company was $0 as of December 31, 2025 and 2024. The Company will assess the Company obligation and value the contract in the future periods based on fair value and record changes on the fair value in the Consolidated Statements of Operations.

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

The note was paid off in full as of December 31, 2025 and net liability as of December 31, 2025 and 2024 was approximately $0 and $100,000, respectively.

During the year ended December 31, 2025, the Company issued 2,000,000 additional shares in connection with settlement of the note, resulting in settlement expense of $1,178,000.

Red Road Holdings Promissory Note

On December 10, 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. The net liability presented on the consolidated balance sheet was $199,237 as of December 31, 2024 as a result of amortization of $4,087 recognized in interest expense on the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid in full, including interest expense composed of $21,784 interest, $25,040 original issue discount, and related legal fees of $6,500.

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 was recognized as well as deferred financing costs related to legal fees of $6,000. The promissory note is due on November 15, 2025. The note is convertible to shares in the event of default. As of December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $14,755 interest, $16,960 original issue discount, and related legal fees of $6,000.

On April 4, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $106,534, including guaranteed interest of $11,414. In connection with the note issuance, an original issue discount of $13,120 was recognized as well as deferred financing costs related to legal fees of $7,000. The promissory note was originally due on January 30, 2026. The note was convertible to shares in the event of default. As of December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full, including interest expense composed of $11,414 interest, $13,120 original issue discount, and related legal fees of $7,000.

Conversions

During the year ended December 31, 2025, investors converted convertible promissory notes related to Austria Capital totaling $650,000 through the issuance of 2,600,000 shares of common stock that were issued and outstanding as of December 31, 2025. Additionally, during the year ended December 31, 2025, investors converted convertible promissory notes related to 3i totaling $881,085 through the issuance of 5,413,474 shares of common stock that were issued and outstanding as of December 31, 2025.

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

On December 12, 2023, the Company issued a promissory note to a member of management. The promissory note accrued interest at a one-time interest fee of $2,460, which was paid off as of December 31, 2024. The unpaid principal balance was $0 and $0 at December 31, 2025 and 2024.

On August 27, 2024, the Company issued a promissory note of $80,000 to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

On August 27, 2024, the Company issued a promissory note to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2025. The unpaid principal balance was $0 and $20,000 at December 31, 2025 and 2024, respectively.

On September 30, 2024, the Company issued a promissory note of $20,000 to a member of management. The promissory note accrues no interest. The principal balance was paid as of December 31, 2024.

At December 31, 2025 and 2024, the aggregate related party payable was $0 and $31,000, respectively.

NOTE 9 — STOCKHOLDER’S EQUITY

Business Combination

On June 21, 2024, the Business Combination, among other transactions contemplated by the Business Combination Agreement, was completed. The transaction was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Redwoods was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of the Company with the Transactions treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by recapitalization. Under this method of accounting, Redwoods was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Redwoods, accompanied by a recapitalization. The net assets of Redwoods were stated at historical cost with no goodwill or other intangible assets recorded. See “NOTE 1 — Organization and Business Description” for detail.

Equity Incentive Plan

In connection with the Business Combination, the Company’s Board adopted, and the Company’s stockholders approved, the Equity Incentive Plan (“Equity Incentive Plan”). Although the Company does not have a formal policy with respect to the grant of equity incentive awards to the Company’s executive officers, the Company believes that equity awards provide the Company’s executive officers with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and the Company’s stockholders. In addition, Company believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives to Company’s executive officers to remain in employment with the Company during the applicable vesting period. Accordingly, the Company’s board of directors periodically reviews the equity incentive compensation of the Company’s executive officers and from time to time may grant equity incentive awards to them.

During the year ended December 31, 2025, the Company granted 180,000 stock options under the Equity Incentive Plan at a weighted average fair value of $0.38, resulting in recognized stock-based compensation expense of $68,760. During the year ended December 31, 2024, the Company granted 1,000,000 stock options under the Equity Incentive Plan at a weighted average fair value of $0.37, resulting in stock-based compensation expense of $370,000.

During the year ended December 31, 2025, the Company granted 408,691 shares at a share price of $1.34 under the Equity Incentive Plan, to a member of management, resulting in stock-based compensation expense of $547,646. Unamortized stock-based compensation related to these grants was $0 as of December 31, 2025.

Non-Equity Incentive Plan Shares Issuances

During the year ended December 31, 2025, the Company granted 1,000,000 shares at a share price of $0.52, unrelated to the Equity Incentive Plan, related to a consulting agreement, resulting in professional fees of $516,000. Unamortized expenses related to these grants was $0 as of December 31, 2025.

During the year ended December 31, 2024, the Company granted 3,285,452 shares and options, unrelated to the Equity Incentive Plan, at a weighted average fair value of $0.92, resulting in amortized stock-based compensation expense of $2,279,573. Stock-based compensation related to these awards totaled $713,375 during the year ended December 31, 2025. Unamortized stock-based compensation related to these grants was $69,375 as of December 31, 2025.

In total, including awards granted under the Equity Incentive Plan and unrelated share grants during the year ended December 31, 2024, the Company granted 4,285,452 shares and options at a weighted average fair value of $0.79 per share, with various vesting schedules, resulting in amortized stock-based compensation expense of $2,649,573.

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

Warrants

During the year ended December 31, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The Company accounted for the inducement as a modification of the original warrants in accordance with ASC 505-10 - Equity. The incremental fair value was recorded as a deemed dividend of $0.3 million in accumulated deficit on the condensed consolidated balance sheets. During the year ended December 31, 2025, holders of common stock warrants exercised a total of 11.0 million warrants for gross proceeds of $11.4 million.

Austria Note Conversion

During the year ended December 31, 2025, $650,000 of principal related to the Austria Capital LLC Convertible Promissory Note was converted into 2,600,000 shares of common stock at a conversion price of $0.25. The remainder of the note in the amount of $550,000 was settled in cash. Therefore, the Company de-recognized the remaining unamortized original issue discount of $85,554 and deferred financing costs of $438,471, which were recognized in interest expense on the condensed consolidated statements of operations. During the year ended December 31, 2025, the Company issued 2,000,000 additional shares in connection with settlement of the note, resulting in interest expense of $1,178,000.

3i Note Conversion

During the year ended December 31, 2025, $823,444 of principal and $57,641 of interest and make whole related to 3i convertible notes was converted into 5,413,474 shares of common stock at conversion prices ranging from $0.12 to $0.25.

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

Preferred B Shares

On June 9, 2025, the Company conducted a private offering and issued 500 preferred B shares at $0.0001 par value per share for a total of $500,000. The 500 preferred shares are convertible into 6,250,000 common shares. During the year ended December 31, 2025, all 500 preferred B shares were converted into 6,250,000 common shares.

Meteora Agreement

On June 13, 2024, RWOD and the Company entered into a forward purchase agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Seller”) (the “Forward Purchase Agreement”). Redwoods is the holder of the asset and Sponsor and is also a counterparty to the Company. Upon Closing of the merger on June 21, 2024 and on September 30, 2024, the value of the contract was $0 as the contract created no receivable or obligation for the Company. On September 19, 2024, the Company modified the settlement amount price of the contract to $2.00 and allowed the shares held with Meteora to be sold at Meteora’s sole discretion, with the reset price subject to weekly changes. During the quarter ending March 31, 2025, Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for total proceeds to the Company in the amount of $46,100. On May 15, 2025, Meteora terminated an additional 550,214 shares at a reset price of $0.1717 for total proceeds of $94,472, thereby reducing the number of shares per the agreement to 10,000 shares remaining.

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

During the year ended December 31, 2025, the Company sold 2,206,930 shares at a weighted average price of $0.50 per share for gross proceeds of $1,112,745.

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

Termination of acquisition agreement of SB Security Holdings, LLC

On March 30, 2025, the Company entered into a Share Exchange Agreement (the “SEA”) to acquire SB Security Holdings, LLC, a Delaware limited liability company (“SBSH”), which is an internet connected video doorbell service company. Pursuant to the SEA, the Company agreed to purchase all of the issued and outstanding membership interests in SBSH (the “Acquisition”) in exchange for a number of newly issued shares of the Company’s common stock equal to ninety percent (90%) of the total number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the closing of the Acquisition. The closing of the Acquisition is subject to customary closing conditions, including mutual agreement as to the legal transaction structure, approval by the Company’s stockholders, and Nasdaq approval. On June 13, 2025, the Company terminated the SEA.

NASDAQ Deficiencies

On September 19, 2025, the Company received a delinquency notification letter from Nasdaq due to the failure of the Company’s common stock to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was originally provided 180 calendar days, or until March 18, 2026, to regain compliance.

On March 19, 2026, the Company received written notification from Nasdaq that the Company has been granted an additional six-month extension until September 14, 2026 to regain compliance with the Bid Price Rule. If the Company fails to timely regain compliance with the Bid Price Rule for 10 consecutive business days by September 14, 2026, the Company’s common stock will be subject to delisting from Nasdaq.

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

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	December 31, 2025	December 31, 2024
Deferred Tax Assets (Liabilities):
Net operating losses carried forward	$4,312,919	$2,389,968
Interest expense	485,932	74,887
Share-based compensation	328,695	556,410
Change in fair value of warrant liability	(5,988)	(412)
Total deferred tax assets (liabilities):	5,120,829	3,020,853
Less valuation allowance	(5,120,829)	(3,020,853)
Net deferred tax asset (liability)	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. As of December 31. 2025 and 2024, the Company’s deferred tax asset was $5,120,829 and $3,020,853, and increase of approximately $2,100,000 as of December 31, 2025 compared to December 31, 2024.

The following table reconciles the income tax benefit (expense) at the statutory rates to income tax benefit (expense) at the Company’s effective tax rate.

	December 31, 2025	December 31, 2024

Net income (loss) before taxes	(10,551,674)	$(6,150,372)
Statutory tax rate	21%	21%
Expected income tax due (recovery)	(2,215,252)	$(1,291,578)
Permanent differences and other	1,973	240
Net operating loss (tax effected)	2,213,878	$1,291,338
Income tax provision	$-	$-

The following is a reconciliation from the Company’s statuary rate to the effective tax rate reported in the financial statements:

Item	2025 Amount	2025 Percent	2024 Amount	2024 Percent
Federal statutory tax benefit	(2,215,852)	21.00%	(1,291,578)	21.0%
State tax benefit, net of federal	-	0.00%	-	0.0%
Non-Deductible or Non-Taxable Items	1,973	0.00%	240	0.0%
Change in valuation allowance	2,213,878	-21.0%	1,291,338	-21.0%
Total tax expense	-	0.0%	-	0.0%

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

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $4,313,000 and $2,390,000, respectively, which do not expire.

As of December 31, 2025, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2025 and 2024 is included at the bottom of the table below.

	For the Year Ended December 31,
	2025	2024
Significant segment expenses
General and administrative(1)	$1,511,008	$129,418
Research and development	634,187	-
Professional fees - Licenses and Patents	-	288,416
Professional fees - Other	3,435,858	2,472,829
Share based compensation expense	1,565,212	2,649,573
Interest expense (income)	2,313,961	356,603
Settlement expense	1,178,000	-
Other segment items	(115,066)	251,572
Total operating and segment expenses	$10,523,160	$6,148,411

Reconciliation of net loss
Change in fair value of warrant liabilities	28,514	1,961
Consolidated net loss	$10,551,674	$6,150,372

1)	Excludes impairment of licenses and patents.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

Merger

On March 4, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenland Mines Corp., a Delaware corporation (“Greenland Mines”). Pursuant to the terms of the Merger Agreement, at the closing, Greenland Mines will merge into GM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), with Greenland Mines being the surviving entity. Pursuant to the Merger Agreement, as consideration for the Merger, the stockholders of Greenland Mines will receive a total of 47,000 newly issued shares of the Company’s Series C Preferred Stock. In addition, the stockholders of Greenland Mines have the right to designate one individual to join the Company’s Board of Directors. The Merger Agreement also contains customary representations and warranties of the parties.

On March 4, 2026 (the “Closing Date”), at the closing of the Merger Agreement, Merger Sub merged into Greenland Mines, with Greenland Mines being the surviving entity (the “Subsidiary Merger”). As a result of the Subsidiary Merger, Greenland Mines became a wholly-owned subsidiary of the Company (the “Merger Transaction”). The Merger Transaction did not result in a change of control of the Company or a change in the executive officers or directors of the Company.

Greenland Mines, pursuant to the terms of a Subscription, Joint Venture and Option Agreement (the “Mining Agreement”), owns an 80% interest in Major Precious Greenland A/S, a Denmark corporation (the “Major Precious”). Major Precious is the sole owner of certain mineral properties in Greenland known as the Skaergaard Project. The Mining Agreement provides Greenland Mines with an option to acquire the remaining 20% interest in Major Precious.

A 2022 Canadian NI 43-101 Technical Report on the Skaergaard Project issued by SLR Consulting Limited established a Total Indicated and Inferred Resource of 364.37 million tons at 2.17 g/t PdEq, with the Indicated category alone at 158.95 million tons grading 2.22 g/t PdEq. This constitutes 25.4 million ounces of palladium equivalent (“Moz PdEq”) and 23.5 million ounces of gold equivalent (“Moz AuEq”) in combined Indicated and Inferred Resource categories at the effective date of the Canadian NI 43-101 Technical Report. Pursuant to the terms of the Mining Agreement, the Government of Greenland is entitled to a 2.5% royalty payable when the Skaergaard Project reaches the production stage.

On March 4, 2026, the Company issued to the former stockholders of Greenland Mines a total of 47,000 shares of the Company’s Series C Preferred Stock as consideration for the Merger Transaction.

The issuance of the securities described above was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder and/or Regulation S. The recipients represented that they are “accredited investors” as defined in Rule 501(a) of Regulation D and that the securities were acquired for investment and not with a view to distribution. The securities were offered without general solicitation or advertising and represented the consideration paid under the Merger Agreement.

On March 4, 2026, the Board of Directors of the Company, pursuant to a Certificate of Designation, designated a new series of the Company’s preferred stock to be known as Series C Preferred Stock (the “Certificate of Designation”). The Certificate of Designation authorized a total of 50,000 shares of Series C Preferred Stock.

A summary of rights and privileges of the Series C Preferred Stock is as follows:

Dividends - The holders of shares of Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends on an as-converted basis, pari passu with all holders of Common Stock but prior to any dividends paid to any class of stock junior to the Series C Preferred.

Voting - After approval by the Company’s stockholders at a special or annual meeting of the Company’s stockholders, the holders of Series C Preferred Stock shall vote together with the holders of Common Stock and any other class or series of capital stock entitled to vote thereon as a single class on all matters submitted to a vote of stockholders of the Corporation. Each share of Series C Preferred Stock shall entitle the holder thereof to a number of votes equal to the number of shares of Common Stock into which such shares of Series C Preferred Stock is then convertible. The shares of Series C Preferred Stock shall not be entitled to vote prior to the stockholder approval.

Conversion – At any time after approval by the Company’s stockholders, each share of Series C Preferred Stock shall be convertible into 42,554 shares of the Company’s common stock. Holders of shares of Series C Preferred Stock shall have no conversion rights prior to the approval of the Company’s stockholders.

The foregoing description of the Series C Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation of the Series C Preferred Stock, a copy of which is filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Amendments to Articles of Incorporation

On March 11, 2026, the Company filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware to merge the Company’s newly formed GML Subsidiary Corp. into the Company, with the Company being the surviving entity and effectuating, pursuant to Section 253(b) of the Delaware General Corporation Law, a change in the Company’s name from Klotho Neurosciences, Inc. to Greenland Mines Ltd. The name change became effective at 5:00 PM on March 11, 2026.

In connection with the Company’s name change, the stock symbol for the Company’s common stock was changed and the Company’s common stock began trading under the symbol “GRML” on the Nasdaq Capital Market at the start of trading on March 12, 2026. The CUSIP number for the Company’s common stock remains unchanged.

Private Placement

On March 2, 2026, the Company closed and completed the private placement (the “Financing”) contemplated by that certain Securities Purchase Agreement, dated February 19, 2026, by and among the Company and the purchasers named therein (the “Purchasers”).

At the closing of the Offering, the Company issued to the Purchasers an aggregate of 34,551,939 shares of the Company’s common stock and warrants to purchase up to an aggregate of 34,551,939 shares of Common Stock (the “Warrants”). The sale of the securities resulted in aggregate gross proceeds to the Company of approximately $7,750,000.

NASDAQ Listing Extension

On September 19, 2025, the Company received a delinquency notification letter from Nasdaq due to the failure of the Company’s common stock to maintain a minimum bid price of $1 per share for 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was originally provided 180 calendar days, or until March 18, 2026, to regain compliance.

On March 19, 2026, the Company received written notification from Nasdaq that the Company has been granted an additional six-month extension until September 14, 2026 to regain compliance with the Bid Price Rule. If the Company fails to timely regain compliance with the Bid Price Rule for 10 consecutive business days by September 14, 2026, the Company’s common stock will be subject to delisting from Nasdaq.

Results of Special Meeting of Stockholders

At a special meeting of stockholders of the Company held on February 17, 2026, the Company’s stockholders approved a proposal to approve the proposed amendment of the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio between one-for-2 to one-for-50, as determined by the Company’s Board of Directors (the “Reverse Stock Split”) and approved an amendment to the Company’s 2024 Equity Incentive Plan to increase the number of shares of the Company’s Common Stock available and reserved for issuance thereunder to 10,000,000 subject to certain conditions.