Form 10-Q
period 2026-03-31
Greenland Mines Ltd
filed 2026-05-20
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 20, 2026, there were 121,238,660 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,002,477	$7,176,615
Prepaid expenses	867,018	117,071
Other current assets	62,147	-
Total current assets	10,931,642	7,293,686

Other assets:
Intangibles, net	48,670,775	2,299,554
Other non-current assets	134,677	-
Total other assets	48,805,451	2,299,554
Total assets	$59,737,093	$9,593,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,112	$44,607
Accrued expenses	108,086	32,157
Notes payable to related parties	294,541	-
Total current liabilities	553,739	76,764
Derivative liability	7,714,794	53,000
Total liabilities	8,268,533	129,764

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0001, 100,000,000 shares authorized; 47,940 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 121,238,660 and 72,536,722 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,124	7,254
Common stock to be issued	-	516,000
Additional paid-in capital	86,428,107	30,054,695
Accumulated deficit	(34,971,676)	(21,114,473)
Total stockholders’ equity	51,468,560	9,463,476
Total liabilities and stockholders’ equity	$59,737,093	$9,593,240

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Professional fees	$2,978,689	$736,686
General and administrative	6,212,329	850,282
Research and development	321,271	-
Total operating expenses	9,512,289	1,586,968

Net operating loss	(9,512,289)	(1,586,968)

Other income (expense):
Interest expense	(1,615)	(553,937)
Change in fair value of warrant liability	(2,314,353)	13,515
Impairment expense	(2,045,253)	-
Other income	16,307	10,664
Total other income (expense)	(4,344,915)	(529,758)

Net loss before income taxes	(13,857,203)	(2,116,726)
Income taxes	-	-
Net loss	$(13,857,203)	$(2,116,726)

Net loss per share: Basic and Diluted	$(0.15)	$(0.08)
Weighted average common shares outstanding	93,729,272	27,523,678

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Series C)		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)

Balance, January 1, 2025	27,080,915	$2,708	-	$-	$11,745,436	-	$(10,562,799)	$1,185,345
Share-based compensation	-	-	-	-	495,500	-	-	495,500
Issuance of shares for note payable conversions	1,429,717	143	-	-	466,026	-	-	466,169
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	46,100	-	-	46,100
Net loss	-	-	-	-	-	-	(2,116,726)	(2,116,726)
Balance at March 31, 2025	28,510,632	$2,851	-	$-	$13,432,639	$-	$(12,679,525)	$755,965

Balance at January 1, 2026	72,536,722	$7,254	-	$-	$30,054,695	$516,000	$(21,114,473)	$9,463,476
Share-based compensation:
- employee	5,000,000	500	-	-	2,085,430	-	-	2,085,930
-non-employee	9,150,000	915	-	-	3,536,554	(516,000)	-	3,021,469
Termination of shares issued during merger under FPA agreement	-	-	-	-	412,329	-	-	412,329
Issuance of preferred shares	-	-	47,940	5	47,939,995	-	-	47,940,000
Issuance of common shares	34,551,938	3,455	-	-	2,399,104	-	-	2,402,559
Net loss	-	-	-	-	-	-	(13,857,203)	(13,857,203)
Balance at March 31, 2026	121,238,660	$12,124	47,940	$5	$86,428,107	$-	$(34,971,676)	$51,468,560

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,857,203)	$(2,116,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative liability	2,314,353	(13,515)
Impairment on intangible assets	2,045,253	-
Interest expense	1,615	545,882
Payments to non-employees related to acquisition	(535,000)	-
Stock-based compensation	5,107,399	495,500
Changes in operating assets and liabilities:
Prepaid expenses	(749,947)	(27,773)
Accounts payable	106,505	2,863
Accrued expenses	75,929	(431,079)
Notes payable to related parties	294,541	(31,000)
Other assets	225,413	-
Other liabilities	-	22,101
Net cash used in operating activities	$(4,971,143)	$(1,553,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral rights and exploratory licenses	(365,324)	-
Net cash used in investing activities	$(365,324)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of securities, net of offering costs	7,750,000	-
Proceeds from convertible promissory note, net of issuance cost	-	2,075,000
Payments for deferred financing costs	-	(25,000)
Proceeds from FPA settlement	412,329	46,100
Payments on financed director and officer insurance	-	(40,225)
Net cash provided by financing activities	$8,162,329	$2,055,875

NET CHANGE IN CASH	2,825,862	502,128
Cash - Beginning of period	7,176,615	63,741
Cash - End of period	$10,002,477	$565,869

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$-	$326,087
Interest payable settled with issuance of common stock	$-	$22,826
Issuance of warrants	$-	$679,577
Non-cash acquisition of mineral licenses with preferred shares	$48,416,474	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Greenland Mines Ltd (the “Company” or “Greenland Mines”), formerly known as Klotho Neurosciences, Inc., consists of two operating divisions: 1) Mining, focused on the exploration and development of the Skaergaard Project in Southeast Greenland, one of the largest undeveloped palladium, gold, and platinum deposits in the world; and 2) Biotech, including the Company’s KLTO-202 primary indication for amyotrophic lateral sclerosis (ALS). Through its recent acquisition of Greenland Mines Corp., the Company holds an 80% interest in the Skaergaard Project, which hosts an NI 43-101 (November 2022) Mineral Resource of 11.4 Moz PdEq Indicated and 14.1 Moz PdEq Inferred. The Company is led by an experienced team of mining, geological, biotech, and capital markets professionals.

As of May 30, 2023, Redwoods Acquisition Corp. (“Redwoods”), a Delaware special purpose acquisition company, entered into a Business Combination Agreement with ANEW Medical, Inc. (“ANEW”), a Wyoming corporation, and related merger subsidiaries, pursuant to which the parties consummated a business combination on June 21, 2024. Following the closing, ANEW continued as the surviving corporation and became a wholly owned subsidiary of Redwoods, and Redwoods changed its name to “ANEW Medical, Inc.” For accounting purposes, the transaction was treated as a reverse acquisition, with ANEW deemed the accounting acquirer and Redwoods treated as the acquired company for financial reporting purposes. Accordingly, the transaction was accounted for as a recapitalization, with the net assets of Redwoods recorded at historical cost and no goodwill or intangible assets recognized. Effective July 24, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc.

On March 4, 2026, the Company entered into an Agreement and Plan of Merger with Greenland Mines Corp., pursuant to which a wholly owned merger subsidiary of the Company was merged with and into Greenland Mines, with Greenland Mines surviving the merger as a wholly owned subsidiary of the Company. Following the closing of the transaction, the Company acquired control of Greenland Mines through this forward merger structure. For accounting purposes, the transaction was evaluated under ASC 805 and determined to represent an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in mineral rights and exploratory licenses. Accordingly, the transaction was accounted for as an asset acquisition, with the purchase price allocated to the acquired assets based on relative fair values and no goodwill recognized.

Effective March 11, 2026, the Company changed its name from Klotho Neurosciences, Inc. to Greenland Mines Ltd.

In connection with the Company’s name change, the stock symbol for the Company’s common stock was changed and the Company’s common stock and warrants began trading under the symbol “GRML” and “GRMLW” on the Nasdaq Capital Market at the start of trading on March 12, 2026. The CUSIP number for the Company’s common stock remains unchanged.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash and cash equivalents of approximately $10.0 million and an accumulated deficit of approximately $35.0 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in management’s opinion, all adjustments necessary to present fairly the financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been consolidated or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2025 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Convertible Preferred Shares

The Company determines the accounting for convertible preferred shares in accordance with ASC 480 and ASC 815. Specifically, the preferred shares will initially be assessed to determine whether they should be classified as a liability. Once it has been determined that they should not be classified as a liability, the Company will assess whether i) they should be classified in permanent or temporary equity and ii) if the conversion option should be bi-furcated and recognized as a separate liability. If the conversion option is bi-furcated and recognized as a separate liability it will be initially and subsequently measured at fair value.

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

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, March 31, 2026	$9,425,680	$9,425,680	$-	$-
Cash equivalents, December 31, 2025	$7,031,708	$7,031,708	$-	$-

Liabilities:
Warrant liabilities, March 31, 2026	$7,714,794	$-	$-	$7,714,794
Warrant liabilities, December 31, 2025	$53,000	$-	$-	$53,000

The following tables present a reconciliation of the Level 3 Warrants liabilities:

	Three Months Ended March 31,
	2026	2025
Warrant liabilities, January 1	$53,000	$24,486
Additions	5,347,441	-
Change in fair value	2,314,353	(13,515)
Warrant liabilities, March 31	$7,714,794	$10,971

The warrants are classified in Level 3 due to the use of significant unobservable inputs to determine their fair value. To that extent, the Company utilizes the Black-Scholes option pricing model to determine the fair value of the warrants. In determining the fair value of the warrants, we used the following inputs as of March 31, 2026:

Risk-free interest rate	3.92%
Expected dividend yield	0%
Expected volatility	131.85%
Expected life	4.9 years

The fair value of the Series C Preferred Stock and acquired mineral rights were determined using a combination of valuation approaches, including a discounted cash flow analysis and market-based methods. Significant assumptions used in the valuation included projected future cash flows based on expected mineral production, commodity price assumptions, and discount rates reflective of the risks associated with the underlying assets. Due to the use of unobservable inputs, the valuation is classified within Level 3 of the fair value hierarchy.

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

Impairment of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company cannot predict the occurrence of events that might adversely affect the reported values in the future. On an annual basis, the Company tests the long-lived and intangible assets for impairment based on the projected net present value of cash flows for each asset. Prior to the annual impairment test, if circumstances change and a long-lived or intangible asset is deemed impaired, an impairment loss will be immediately recognized in the statements of operations. For the period ended March 31, 2026, the Company determined that the licenses related to various generic drugs and four generic drugs (Encore) were fully impaired and recognized an impairment expense of $2,045,253. The impaired intangible assets were reported under the Biotech segment. The Company determined that the estimated fair value of all other intangible assets exceeded their carrying value, indicating no impairment.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:

Net loss	$(13,857,203)	$(2,116,726)

Weighted-average common shares outstanding, basic and diluted	93,729,272	27,523,678

Basic and diluted loss per share	$(0.15)	$(0.08)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of March 31,
	2026	2025
Warrants	44,623,257	12,030,000
Total potentially dilutive shares**	44,623,257	12,030,000

**	The Company excluded the preferred C shares from the potentially dilutive shares as these are currently not convertible into a common shares due to a required shareholder approval.

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company R&D costs were $321,271 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recorded share-based compensation of $5,107,399 and $1,952,852 for the three months ended March 31, 2026, and 2025, respectively.

Warrants

Warrants are accounted for in accordance with ASC 480 and ASC 815. Warrants that are within the scope of ASC 480 will be recognized as a liability and initially measured at fair value and subsequently re-measured to fair value at the end of each reporting period. If the warrants are not within the scope of ASC 480 the Company will then assess whether the warrants are considered indexed to the Company’s stock in accordance with ASC 815-40. If the warrants are considered indexed to the Company’s stock they will be classified in equity. Otherwise, the warrants will be classified as a liability and initially measured at fair value and subsequently re-measured to fair value at the end of each reporting period.

As of March 31, 2026, the fair value of the Private Warrant liabilities was $7,714,794 which was based on Black-Scholes option pricing model used to determine the fair value of the warrants. During the three months ended March 31, 2026, the fair value of the warrants liability increased by $2,314,353.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as two reportable segments: (i) biotechnology operations focused on research and development activities, and (ii) mineral resource development and exploration. See Note 11 Segment Information for additional information.

Recent Accounting Pronouncements

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

NOTE 3 — ACQUISITION OF GREENLAND MINES CORP.

Transaction Overview

On March 4, 2026, the Company, completed a forward merger pursuant to which Greenland Merger Sub, Inc., a wholly owned subsidiary of the Company, merged with and into Greenland Mines Corp. (“Greenland”), with Greenland surviving as a wholly owned subsidiary (the “Transaction”).

At the acquisition date, Greenland’s assets consisted primarily of mineral rights and early-stage exploration licenses related to the Skaergaard Project in Greenland. Greenland did not have mineral production, revenues, or an organized workforce and the Company concluded that substantially all of the fair value of the assets acquired was concentrated in mineral exploration rights. As such, in accordance with the definition of a business outlined in ASC 805-10-55, the Transaction did not meet the definition of a business and was accounted for as an asset acquisition under ASC 805-50.

The fair value of the consideration transferred, which was more reliably measurable than the fair value of the mineral rights, totaled approximately $48.4 million and was determined as summarized in the table below:

Fair value of consideration transferred
Cash (CAD$500,000 converted in USD)	$365,324
Fair value of preferred stock C (47,940 shares)	47,940,000
Total consideration transferred	48,305,324
Transaction costs of the asset acquisition (a)	111,150
Total acquisition costs	$48,416,474

Greenland’s identifiable assets acquired and liabilities assumed
Mineral rights and exploration licenses	$48,416,474

(a) Transaction costs include direct costs to acquire the assets, such as fees paid to external advisors. Indirect costs not directly attributable to the acquisition of the assets have been expensed as incurred.

The following table summarizes the Company’s indefinite lived intangible asset acquired in connection with the Acquisition and their carrying value as of March 31, 2026:

	Acquisition Date		Carrying Value as of
	Level 3		March 31,
	Fair Value	Impairment	2026

Mineral rights and exploration licenses	$48,416,474	$-	$48,416,474
Total long-lived assets	$48,416,474	$-	$48,416,474

Future Development Activities

The Company’s ability to realize value from the acquired mineral interests is dependent on future exploration success, availability of financing, regulatory approvals, technical studies, and the development of mining and processing infrastructure. Costs incurred for ongoing exploration and evaluation activities subsequent to the acquisition date will be accounted for in accordance with the Company’s accounting policies and applicable U.S. GAAP.

Business Plan

The Company’s principal assets consist of mineral rights and exploration licenses related to the Skaergaard Project in Greenland. These mineral properties are non-producing, have not been demonstrated to contain mineral reserves as defined under SEC Regulation S-K Subpart 1300, and have not generated revenues.

The Company’s exploration activities are in an early stage and are focused on evaluating the geological characteristics and mineral potential of the properties. Advancement of the mineral assets is dependent on the results of ongoing and future exploration programs, including geological studies, sampling, and drilling, as well as the completion of technical, environmental, and economic evaluations.

The Company does not have proven or probable mineral reserves and has not determined whether the mineral properties contain economically recoverable mineralization. The establishment of economically recoverable reserves will require additional exploration, permitting, regulatory approvals, and significant capital expenditures. There can be no assurance that the Company’s exploration efforts will result in the identification of mineral reserves, that the properties will be developed into producing mines, or that mining operations will ever commence.

As of the reporting date, management has not identified any indicators of impairment related to the Company’s mineral rights and exploration licenses. The mineral properties will continue to be evaluated for impairment in accordance with applicable accounting guidance as exploration activities progress and additional information becomes available.

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance, NASDAQ annual fees, association membership fees, fees related to chartered vessels and equipment for summer fieldwork at the Skaergaard Project, consulting, and Delaware franchise taxes. As of March 31, 2026 and December 31, 2025, prepaid expenses totaled $867,018 and $117,071, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	March 31, 2026	December 31, 2025
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	-	736,983
Four generic drugs (Encore)	-	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Mineral rights and exploratory	48,416,474	-
Total intangible assets, net	$48,670,775	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The University of Heidelberg license is in good standing. We plan to use this license alongside other AAV vectors as part of upcoming clinical trials for KLTO-202. The value of the licenses was $179,821 at March 31, 2026 and December 31, 2025, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at December 31, 2025. For the reporting period as of March 31, 2026, the Company performed an analysis and determined that the various generic drug licenses should be fully impaired and determined the value of these licenses to be $0 at March 31, 2026.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at December 31, 2025. For the reporting period as of March 31, 2026, the Company performed an analysis and determined that the four generic drugs (Encore) licenses should be fully impaired and determined the value of these licenses to be $0 at March 31, 2026.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The license is in good standing. The Company has worked with Sherbrooke to begin advanced prototyping of the device and has plans to fund continued tech development and selection of drug candidates to pair with the device. The value of the license at March 31, 2026 and December 31, 2025 was $26,060, respectively.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The patent value, which is part of licenses in the accompanying condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025, was $48,420, respectively.

●	Exclusive World-wide License Agreement – On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. The UAB license remains in good standing, and the Company plans to use the license for clinical development of its Klotho pipeline, including KLTO-101 and KLTO-202. As of March 31, 2026 and December 31, 2025, the Company owed $0 under the agreement.

●	Mineral rights and early-stage exploration licenses ($48,416,474) – The Company holds mineral rights and early-stage exploration licenses related to the Skaergaard Project in Greenland. The mineral rights and exploration licenses represent the Company’s rights to explore, develop, and drill and sample mineral resources within the licensed area. As of March 31, 2026, the Company’s intangible assets primarily comprise early-stage exploration assets that are not yet ready for their intended use.

These licenses and patents are not currently in use as the Company is in pre-revenue stage. Once these licenses are in use, the licenses will be amortized over its useful life.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 were $259,198 and $76,764, respectively, in the accompanying condensed consolidated balance sheet.

NOTE 7 — NOTES PAYABLE

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

The note was paid off in full as of March 31, 2026 and December 31, 2025.

Red Road Holdings Promissory Note

On December 10, 2024, the Company signed a loan agreement with Red Road Holdings in the amount of $203,324, including guaranteed interest of $21,784. In connection with the note issuance, an original issue discount of $25,040 was recognized as well as deferred financing costs related to legal fees of $6,500. As of March 31, 2026 and December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full during 2025.

On January 3, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $137,715, including guaranteed interest of $14,755. In connection with the note issuance, an original issue discount of $16,960 was recognized as well as deferred financing costs related to legal fees of $6,000. As of March 31, 2026 and December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full during 2025.

On April 4, 2025, the Company signed a loan agreement with Red Road Holdings in the amount of $106,534, including guaranteed interest of $11,414. In connection with the note issuance, an original issue discount of $13,120 was recognized. as well as deferred financing costs related to legal fees of $7,000. As of March 31, 2026 and December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full during 2025.

3i LP Institutional Investor Securities Purchase Agreement

On January 23, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Investor will purchase, for an aggregate purchase price of $2,000,000, two senior convertible promissory notes from the Company in the aggregate principal amount of $2,173,914 and two warrants to purchase up to an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.0001 per share, in each case subject to the terms and conditions set forth in the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, upon the registration statement being declared effective by the SEC on February 10, 2025, the Investor purchased a second Note in the principal amount of $1,086,957 and a second warrant exercisable for up to an aggregate of 2,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000 on February 13, 2025.

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

Both warrants expire five years from their respective dates of issuance. The Warrants were exercisable, at the option of the holder, at any time, for up to an aggregate of 4,000,000 shares of common stock of the Company at an exercise price equal to $0.50, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events.

As of March 31, 2026 and December 31, 2025, the net liability presented on the condensed consolidated balance sheet was $0 as the note was paid off in full during 2025.

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

As of March 31, 2026, the Company assumed approximately $294,000 of notes payable to related parties from Greenland Mines Corp., which consist of unsecured promissory notes issued to multiple investors in connection with private placement transactions. Under these arrangements, investors subscribed to purchase units that included both a promissory note and common equity of the Company. These promissory notes generally bear interest at low stated rates (e.g., approximately 2%) and are payable upon the earlier of the Company obtaining specified financing proceeds or a stated maturity date (generally extending into 2027). The notes are unsecured and may be prepaid by the Company without penalty.

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

During the quarter ended March 31, 2026, the Company granted 8,050,000 restricted shares under the Equity Incentive Plan at a share price of $0.42, resulting in recognized stock-based compensation expense of $3,321,430.

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

Non-Equity Incentive Plan Shares Issuances

During the quarter ended March 31, 2026, the Company granted 1,000,000 restricted shares at a share price of $0.42, unrelated to the Equity Incentive Plan, resulting in recognized stock-based compensation expense of $412,600.

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

Warrants

During February 2026, the Company entered into a consulting agreement under which it issued 2,500,000 shares of restricted common stock and 2,500,000 common stock purchase warrants to a third-party consultant in exchange for business development and advisory services. The equity instruments issued for services were accounted for in accordance with ASC 718 and measured at their grant date fair value. The associated expense is recognized in general and administrative expenses as the services are rendered (or upon vesting, if immediately vested). The warrants were determined to be equity-classified instruments recognized at fair value on the date of issuance.

Modification of Previously Issued Financing Warrants

During the year ended December 31, 2025, the Company reduced the strike price on certain of its issued warrants to induce exercise of the warrants, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The warrants were subsequently exercised (during the year ended December 31, 2025) as a result of the modification. In accordance with ASC paragraphs 815-40-35-16 through 17, the Company determined that the effect of the modification, which was calculated as $1,530,910, should be recognized as an equity issuance cost. As a result, the Company recognized a deferred offering cost with a corresponding increase to additional paid in capital. Further, upon exercise of the warrants, the Company, in accordance with SAB Topic 5.A, charged the deferred offering costs against the gross proceeds of the offering (i.e. a $1,530,910 reduction to additional paid in capital). During the year ended December 31, 2025, holders of common stock warrants exercised a total of 11.0 million warrants for gross proceeds of $11.4 million.

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

Preferred C Shares

On March 4, 2026, the Company purchased mineral rights and exploratory licenses and issued 47,940 preferred C shares at $0.0001 par value per share for a total fair value of $47,940,000. Each of the 47,940 preferred shares has a conversion option to convert into 42,554 common shares upon shareholder’s approval.

The Series C Preferred Shares issued in connection with the Greenland Mines transaction had the following rights and privileges:

●	Prior to stockholder approval, the holders of the Series C Preferred Shares have no voting rights and are not entitled to vote on any matters submitted to stockholders;

●	Following stockholder approval, each share shall vote together with the common stock on an as-converted basis;

●	Prior to stockholder approval, the Series C Preferred Shares are not convertible into common stock; and

●	Upon stockholder approval, each share is convertible into shares of common stock at a stated conversion ratio

Pursuant to the Agreement and Plan of Merger dated March 4, 2026, the Company issued 47,000 shares of Series C Preferred Stock to the stockholders of Greenland Mines as consideration for the transaction. 940 Series C shares were issued as a finder’s fee related to the transaction. These shares were issued in connection with the asset acquisition and were subject to stockholder approval for both conversion and voting rights. Prior to such approval, the shares are non-voting and non-convertible; upon approval, they become convertible into common stock and participate in voting on an as-converted basis.

The Company has classified the Series C Preferred Stock within permanent equity. This classification, in accordance with ASC 480, is appropriate as the shares are not redeemable, do not contain any obligations requiring the Company to transfer assets, and do not embody features that would require liability classification under applicable accounting guidance.

The conversion feature embedded in the Series C Preferred Stock was evaluated under ASC 815 to determine whether bifurcation as a derivative instrument was required. The Company concluded that bifurcation is not required, as the conversion option:

●	Is indexed to the Company’s own stock based on a fixed conversion ratio;

●	Does not include any contingent settlement provisions that would require net cash settlement; and

●	Does not embody any features that are not clearly and closely related to the host equity instrument.

Accordingly, the conversion feature qualifies for the scope exception for equity-linked instruments and is not required to be separated from the host instrument.

As of March 31, 2026, conversion of the Series C Preferred Stock had not occurred due to the requirement to obtain stockholder approval prior to conversion.

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

During September 2025, the Company entered into a second amendment (the “Second Amendment”) to the Forward Purchase Agreement with MCP which primarily (i) increased the maximum number of shares to 6,755,000 and (ii) modified the reset price to $10.00 subject to a reset on a weekly basis. In connection with the modification, which relates to the reverse merger, the Company issued 6,745,000 common shares under the arrangement to MCP. The Company recognized the common shares at par value in the amount of $675 on the consolidated balance sheets with a corresponding recording of additional paid-in capital. During the year ending December 31, 2025, Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for total proceeds to Klotho in the amount of $46,100. During the three months ended March 31, 2026, Meteora sold and terminated on behalf of the Company 923,340 shares at a reset price of $0.2352 and 457,905 shares at a reset price of $0.4260, for total proceeds to Klotho in the amount of $412,329.

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

During the year ended December 31, 2025, the Company sold 2,206,930 shares at a weighted average price of $0.50 per share for gross proceeds of $1,112,745. During the quarter ended March 31, 2026, the Company sold no shares under the sales agreement.

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

NOTE 11 — SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Historically, the Company operated as a single reporting segment, focused on developing essential medicines for the treatment of chronic diseases – cancer, cardiovascular, and neurodegenerative disorders. However, as a result of the asset acquisition that occurred during March of 2026, the Company now reports under two reportable segments: Biotech and Mining. As the asset acquisition occurred during the most recent interim reporting period, comparative information for the three months ended March 31, 2025 only reflects the Biotech segment.

The Company has two reportable segments: (i) biotechnology operations focused on research and development activities, and (ii) mineral resource development and exploration. The Company’s measure of segment profit or loss for each reportable segment is net loss. The Chief Operating Decision Maker (“CODM”), identified as the Company’s Chief Executive Officer, evaluates performance and allocates resources between the biotechnology and mining segments.

The CODM reviews financial information for each segment, as well as on a consolidated basis, to assess performance, forecast future operating results, and determine the appropriate allocation of resources consistent with the Company’s overall strategic objectives. Operating expenses are reviewed for each segment to monitor budget-to-actual performance. In addition, the CODM utilizes net loss metrics in competitive benchmarking analyses against peer companies within each respective industry, and this analysis, together with budget monitoring, is used in evaluating segment performance and resource allocation decisions.

The following table reflects segment profit or loss, significant expense categories and other segment items regularly provided to the CODM when managing the Company’s reportable segments. A reconciliation to the consolidated net loss for the periods ended March 31, 2026 and 2025 is included at the bottom of the table below.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Biotech	Mining	Total	Biotech	Total
Significant segment expenses
General and administrative	$6,088,082	$124,247	6,212,329	850,282	850,282
Research and development	321,271	-	321,271	-	-
Professional fees	2,770,181	208,508	2,978,689	736,686	736,686
Interest expense	1,615	-	1,615	553,937	553,937
Impairment expense	2,045,253	-	2,045,253	-	-
Other segment items	(16,307)	-	(16,307)	(10,664)	(10,664)
Total operating and segment expenses	$11,210,095	$332,755	11,542,850	2,130,241	2,130,241

Reconciliation of net loss
Change in fair value of warrant liabilities			2,314,353		(13,515)
Consolidated net loss			13,857,203		2,116,726

Segment assets for Mining comprise intangible assets of $48.4 million as of March 31, 2026. Segment assets for Biotech comprise intangible assets of $0.2 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

On April 17, 2026, the Company’s Board of Directors appointed Jason D. Sawyer as a director to fill a vacancy, effective immediately, to serve until the next annual meeting of stockholders or until his successor is elected or earlier resignation or removal. Mr. Sawyer has not been appointed to any Board committees and has not entered into any agreement with the Company in connection with his appointment. Additionally, there are no family relationships between Mr. Sawyer and any of the Company’s executive officers or directors, and he is not a party to any related party transactions requiring disclosure.

On April 17, 2026, the Company filed Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 (File No. 333-291317) to include a reoffer prospectus pursuant to General Instruction C of Form S-8 covering potential resales, from time to time, of up to 6,400,000 shares of the Company’s common stock previously issued or issuable to certain employees, officers and directors under the Company’s equity compensation arrangements.

On April 27, 2026, the Company entered into a consulting agreement with Eric Boyd pursuant to which Mr. Boyd will provide project management and related consulting services for the Nanoject program. The agreement commenced on May 1, 2026 and continues on a month-to-month basis unless terminated by either party. Compensation under the agreement is $7,500 per month.

On May 20, 2026, the Company entered into an Agreement to acquire Neo North Star Resources, Inc., owner of the Sarfartoq Rare Earth Element Project in southwest Greenland, from its stockholders including Neo Performance Materials. The transaction will be structured as a merger between Neo North Star Resources, Inc. and a newly-formed, wholly-owned subsidiary of the Company. Total consideration for the acquisition will be US$35 million paid in the form of US$20 million in cash and US$15 million in newly issued shares of Greenland Mines common stock.

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

Overview and Recent Developments

During the quarter ended March 31, 2026, the Company underwent a significant strategic transformation as a result of the acquisition of Greenland Mines Corp., which was completed on March 4, 2026. Through this transaction, the Company acquired an interest in the Skaergaard Project, a large-scale mineral exploration asset located in eastern Greenland, and expanded its business to include mining operations.

In connection with this transaction, on March 11, 2026, the Company changed its legal name from Klotho Neurosciences, Inc. to Greenland Mines Ltd, and its common stock began trading under the ticker symbol “GRML” on the Nasdaq Capital Market effective March 12, 2026.

As a result of the March 2026 acquisition, the Company now operates through two primary business segments: (i) Biotech and (ii) Mining. The Biotech segment continues to focus on research and development activities, while the Mining segment focuses on the exploration and development of mineral resources. This expansion represents a significant change in the Company’s business strategy and future capital allocation priorities.

Overview

Prior to the March 2026 transaction, the Company operated as a biotechnology-focused entity developing essential medicines for the treatment of chronic diseases, including cancer, cardiovascular, and neurodegenerative disorders. The Company’s biotechnology platform includes a generic drug portfolio, a biosimilar biologics platform utilizing biologic therapies to treat cancer, and proprietary technologies involving melanocortin receptor-binding molecules and a gene therapy platform designed to deliver the “Klotho” protein for the treatment of neurodegenerative diseases.

Effective September 17, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc. This name change was approved by the Company’s Board of Directors to better reflect the strategic focus of its proprietary products. Throughout these financial statements, references to the “Company” refer to Klotho Neurosciences, Inc., which was subsequently renamed Greenland Mines Ltd in March 2026.

On May 30, 2023, Redwoods Acquisition Corp., a Delaware special purpose acquisition company (“Redwoods”), Anew Medical Sub, Inc., and ANEW Medical, Inc. (“ANEW”) entered into a Business Combination Agreement, which was amended on November 4, 2023. On June 21, 2024, the transaction closed, resulting in ANEW becoming a wholly owned subsidiary of Redwoods, with ANEW deemed the accounting acquirer for financial reporting purposes. In connection with the closing of the transaction, Redwoods changed its name to “ANEW Medical, Inc.” This transaction was accounted for as a reverse recapitalization.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues

The Company had no revenue for the three months ended March 31, 2026 and 2025.

Operating Expenses

Our operating expenses for the three months ended March 31, 2026 were $9,512,000 compared to $1,587,000 for the three months ended March 31, 2025, an increase of $7,925,000. The increase was primarily due to increases in professional fees and general and administrative costs.

General and administrative expenses increased significantly in the current period, primarily due to costs associated with operating as a public company following the merger, including payroll and personnel-related expenses, insurance, investor relations, and other corporate infrastructure. The increase also reflects higher share-based compensation expense associated with equity awards granted to employees, officers, directors, and consultants, as well as recurring administrative costs such as subscriptions, technology services, and office-related expenses.

Professional fees increased as a result of higher legal, accounting, advisory, and consulting costs incurred to support the Company’s expanded operational and reporting requirements, capital markets activities, and strategic initiatives following the merger. In the prior-year period, professional fees reflected a lower level of activity consistent with the Company’s pre-transaction operating structure.

In addition, the Company incurred research and development expenses during the three months ended March 31, 2026 related to the initiation of scientific and clinical development activities, including engagements with third-party research institutions and consultants. No comparable research and development expenses were incurred in the prior-year period.

In connection with the completion of the merger, the Company recognized transaction-related compensation expense for success-based payments to certain officers and consultants during the three months ended March 31, 2026. These costs were contingent upon the consummation of the merger and were expensed as incurred within general and administrative expenses, as they did not qualify for capitalization under applicable acquisition accounting guidance.

Net Loss

For the three months ended March 31, 2026, we incurred a net loss of $14,078,094 compared to a net loss of $2,116,726 for the three months ended March 31, 2025. The decrease in net loss was primarily due to decrease in professional fees, partially offset primarily by increases in interest expense, research and development efforts and general and administrative costs.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(4,971,143)	$(1,553,747)
Net cash used in investing activities	(365,324)	-
Net cash provided by financing activities	8,162,329	2,055,875
Net increase in cash and cash equivalents	$2,825,862	$502,128
Cash, beginning of period	7,176,615	63,741
Cash, end of period	$10,002,477	$565,869

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4,971,143, compared to $1,553,747, for the three months ended March 31, 2025.

Net cash used in operating activities increased in the three months ended March 31, 2026 compared to the prior-year period, primarily reflecting the higher level of operating expenditures, including transaction-related payments, the initiation of research and development activities, and ongoing public company costs. This increase in cash outflows was partially offset by non-cash charges, including share-based compensation and debt-related expenses, as well as changes in working capital, including decreases in accrued expenses and accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $365,324 compared to $0 for the three months ended March 31, 2025, an increase of $365,324. The increase in cash used in investing activities is attributable to the Company’s purchase of mineral rights and exploratory licenses eligible to be capitalized during the period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $8,162,329, which consisted of proceeds from private placement in the amount of $7.75 million and proceeds from FPA terminated shares.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $10.0 million and net working capital of $10.4 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company as well as incurred significant transaction costs related to the consummation of the Asset Acquisition.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash and cash equivalents of approximately $10.0 million and an accumulated deficit of approximately $35.0 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we have made the following improvements:

●	Conducted a risk assessment to identify gaps in internal controls over financial reporting

●	Enhanced existing controls and implemented new controls as needed to address control gaps effective March 31, 2026

●	Tested key controls to verify operating effectiveness as of March 31, 2026

●	Documented narratives detailing enhanced processes and controls

Accordingly, management believes that our financial statements for the quarter ended March 31, 2026 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

All information required by Item 701 of Regulation S-K has previously been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

GREENLAND MINES LTD

Date: May 20, 2026	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)