Form 10-K/A
period 2025-12-31
Greenland Mines Ltd
filed 2026-08-14
CIK 1907223

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

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing date of the Original Filing (as defined below), except as specifically noted herein, and does not modify or update the disclosures in the Original Filing in any way other than as described in the Explanatory Note below.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and supplements the Annual Report on Form 10-K of Greenland Mines Ltd (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026 (the “Original Filing”).

This Amendment is being filed to revise certain disclosures in the Original Filing in connection with the Company’s responses to comment letters received from the Staff of the SEC’s Division of Corporation Finance dated April 21, 2026, June 17, 2026, and July 17, 2026. This Amendment amends the following portions of the Original Filing:

Item 1. Business: the disclosure regarding the development timeline for the KLTO-202 and KLTO-101 product candidates, the University of Heidelberg license, and the Reliance Life Sciences license arrangements;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: the Results of Operations discussion of Professional Fees, General and Administrative Expenses, and Research and Development Expenses for the years ended December 31, 2025 and 2024;

Item 8. Financial Statements and Supplementary Data: the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholders’ Equity, Note 4 (Intangible Assets), and the Warrants disclosure, each for the years ended December 31, 2025 and 2024.

Except as described above, this Amendment does not amend, and should not be interpreted to amend, any other item or portion of the Original Filing, and does not reflect events occurring after the filing date of the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment sets forth the full text of the Original Filing, marked to reflect the revisions described above; Items and disclosures not identified above are unchanged from the Original Filing.

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

Our two lead gene therapy product candidates are KLTO-101 (AAV9*ShD-CAD-sKL) for the treatment or prevention of Alzheimer’s disease, and KLTO-202 (AAVmyo2-Des-sKL) gene therapy product for treatment and prevention of Lou Gehrig’s disease (amyotrophic lateral sclerosis or “ALS”). The AAV9*ShD is a variant of AAV9 that has been shown in non-human primates to cross the blood-brain-barrier for delivery of the gene construct to brain and central nervous systems (CNS) target tissues and organs. Because of delays in the availability of the human KLTO-202 construct from UAB and the inventors, we experienced a significant delay in the start of manufacturing and generating the IND-enabling studies in the animal toxicology package for KLTO-202 and the submission of an Investigational New Drug application (IND) to the FDA. With the data in getting the manufacturing and animal toxicology studies we now plan to start the first-in-human Phase I/II “Compassionate Use” study of KLTO-202 in late-stage ALS patients in 2027. Likewise, the pre-clinical development program for KLTO-101, similar to that of KLTO-202, will follow behind the development of KLTO-202 by six to nine months. We plan to find a corporate partner to help in the development of KLTO-101 for the Alzheimer’s disease indication. If we do not find a corporate partner in 2026, after GMP manufacturing and IND-enabling studies, we plan to start Phase I/II studies of KLTO-101 beginning in 2027. In 2025, we obtained the sequences of the promoters and gene sequences from UAB for the human product candidates, we funded and conducted studies outlined in the Sponsored Research Agreement with UAB investigators, such as the development and testing of KLTO-202 in other animal models of human ALS, and we recently identified technical assets from AAVnerGene, Inc. (Rockville, MD) that would likely improve manufacturing (AAVone) and delivery (AAVShD) of the AAV vectors. In January 2026, we began incorporating these technical assets from AAVnerGene into our KLTO-202 and KLTO-101 product candidates. Our KLTO-101 and KLTO-202 product candidates are dependent upon the s-KL variant gene and protein, and the intellectual property position around the s-KL RNA splice variant. We have in-licensed the exclusive rights to patents and patent applications to treat neurodegenerative diseases with patent approvals in the U.S. and other major markets (excluding Canada) in US Patent No. 12,036,268.

A patent application (PCT Application No. PCT/EP2023/059677) filed in the major markets covering the composition and use of s-KL gene therapies to treat neuromuscular diseases and motor neuron diseases like ALS are scheduled to begin review by the patent examiners in these countries. The AAV.myo AAV vector licensed from University of Heidelberg is still incorporated in KLTO-202 and it has been shown in 2025 to localize in muscle to a similar extent to other muscle-targeted vectors (like MYO.AAV) and much better muscle tissue localization compared to AAV serotypes 8 and 9.

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

3) As mentioned above, and in accordance with our UAB licenses, we entered into a Sponsored Research Agreement with UAB on January 24, 2022, under which the research will be directed and supervised by the Principal Investigators, Dr. Assumpcio Bosch and Dr. Miguel Chillon having a two year budget of 623,100 euros.

To date, a significant amount of animal studies in animal models of human disease have been completed by Dr. Chillon and Dr. Bosch in their laboratories at UAB and according to the Sponsored Research Agreement list and timeline for activities. Much of this work was completed with murine (mouse) Klotho sequences and standard promoters (not tissue-specific promoters). In late 2025, the human promoters and human gene sequences of human s-KL linked to the human desmin promoter for muscle-specific expression and to the CAD promoter linked to s-KL for protein expression in neurons in the CNS was completed. Plans to optimize these constructs with AAVnerGene technologies may lead to new composition of matter and use patent applications in 2026. The KLTO-101 and KLTO-202 plasmids constructed by AAVnerGene and being scaled-up and prepared to be transmitted to a qualified GMP gene therapy manufacturer. In 2026, the product candidates will undergo scaled-up manufacturing, process development optimization and making GMP engineering batches that will be going to proposed animal studies and clinical batches to prepare for human IND submission and human clinical trials in early 2027. We continue to conform to the terms of the license agreement with UAB and affiliated institutions. We plan to use these licenses to move through clinical trials as a path to eventual commercialization or outlicensing. Through December 31, 2025, the Company has paid 473,714 euros under the UAB agreements for licensing fees and sponsored research support.

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

Country	Application Number	Status
PCT	PCT/EP2019/060790	Nationalized
CA	3,097,375	Pending
US	17/051,123	Issued
EP	3784288	Pending
AU	2019258830	Pending
JP	2020-560127	Pending
CN	201980028398	Pending

The US patent application (17/051,123) was reviewed and approved in December 2025. An Amendment was filed to the USPTO as an error in the sequence of the AAV.myo was identified in the US patent application, but no other filings. With the Amendment in sequence approved, the patent will be granted and approved.

The patent covers methods of use and composition for AAV variants that target muscle tissues, key to the delivery of the s-KL gene to the site where the CNS communicates with muscle cells at the neuromuscular junction.

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

In summary, the small sequence variation in the patent application was identified before the plasmid containing the sequence was sent to Dr. Bosch and Dr. Chillon’s laboratories at UAB in early 2025. The correct sequence was used in all of the work in animal models and in their in-vitro work at UAB. In animal model studies, the AAV.myo2 vector that was licensed performed equally well when UAB compared a vector in the literature and licensed to Voyager Therapeutics from MIT called MYO.AAV. A decision in 2025 to stay with the Heidelberg AAV.myo2 was made. The AAV.myo2 AAV vector for muscle delivery and a human muscle specific promoter called “desmin” was linked to s-KL in a plasmid with the nomenclature that follows:

The KLTO-202 plasmid constructed by our service provider called AAVnerGene is being scaled-up and prepared to be transmitted to a qualified GMP gene therapy manufacturer. In 2026, the KLTO-202 product candidate will undergo scaled-up manufacturing, process development optimization and making GMP engineering batches that will be going to proposed animal studies and clinical batches to prepare for human IND submission and human clinical trials in early 2027. The license agreement with University of Heidelberg is in good standing, and through December 31, 2025, we have paid $179,821 to University of Heidelberg under the agreement.

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

To date, the Company has met with the FDA regarding some of the drugs covered under the RLS agreements. Specifically, we requested a pre-IND meeting with FDA Office of Biosimilars on July 16, 2019, and the meeting was granted on July 22, 2019. The pre-IND meeting was held on September 22, 2019, wherein the discussion concluded with the requirement of bevacizumab, and the other monoclonal antibodies included in the license from RLS, all required biochemical and PK/PD biosimilarity comparisons with the Referenced Medicinal Product from the company’s manufacturing site for the commercial product licensed in that country. RLS obtained commercial product from Roche India Ltd for their biosimilarity comparisons. Due to the fact that RLS used product obtained from Roche India and did not do the comparability studies with material from Genentech, Inc., the manufacturer of the reference medicinal product for the US, FDA stated that RLS must do the comparability package with product samples obtained from Genentech/Roche in the US. This stalled the program for all of the monoclonal antibodies that were licensed. To bring these drugs to market, the Company and RLS must complete the updated comparability studies to show bioequivalence, and then file an Abbreviated New Drug Application (ANDA) via the 505(j) drug pathway with the FDA. The RLS licensing agreements remain in good standing, and we continue to evaluate the future use of these licenses. Through December 31, 2025, the Company has paid $736,983 to RLS under the RLS agreements.

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

Operating Expenses

Our operating expenses consist primarily of professional fees, general and administrative expenses, and research and development expenses. Total operating expenses increased in fiscal year 2025 compared to 2024, primarily as a result of increased professional services, expansion of research and development activities, and higher public-company-related costs.

Professional Fees

Professional fees increased in fiscal year 2025 by approximately $675,000, or 24.4%, compared to fiscal year 2024. This increase was primarily attributable to (i) an increase in legal, accounting, consulting and financial advisory costs incurred as a result of capital-raising transactions, warrant restructuring and exercise transactions, debt conversions, regulatory and compliance matters of approximately $610,000, (ii) an increase in Nasdaq listing and compliance activities of approximately $20,000, and (iii) an increase in strategic transaction evaluation efforts of approximately $45,000. Consulting and financial advisory costs included within Professional Fees primarily relate to financial advisory services, capital markets advisory services, strategic transaction support and other specialized consulting services associated with financing, regulatory and corporate development activities.

While we expect to continue to incur professional fees associated with operating as a public company, management believes that professional fees in future periods may moderate relative to 2025 levels as certain transaction-related activities are completed. However, professional fees may increase in future periods if we pursue additional financing transactions, acquisitions, or strategic initiatives.

General and Administrative Expenses

General and administrative expenses increased by approximately $297,000, or 10.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by (i) an increase in personnel-related costs of approximately $1.13 million, (ii) an increase in insurance costs, including directors’ and officers’ insurance, of approximately $149,000, (iii) an increase in information technology and compliance costs of approximately $18,000, (iv) an increase in office and corporate governance costs of approximately $52,000, and (v) an increase in expenditures associated with maintaining our Nasdaq listing of approximately $32,000, partially offset by a decrease in share-based compensation expense of approximately $1.08 million.

The following table summarizes significant components of general and administrative expenses that contributed to the year-over-year change:

Significant G&A Component	2025	2024	Increase (Decrease)
Personnel-related costs(1)	$1,258,286	$127,934	$1,130,352
Share-based compensation(2)	$1,565,212	$2,649,573	$(1,084,361)

(1)	Personnel-related costs consist primarily of salaries, bonuses, employer payroll taxes, workers’ compensation insurance and payroll administration costs. Personnel-related costs increased primarily due to the expansion of the Company’s executive and operational workforce following the business combination, including the hiring of executive personnel during the second half of 2024, resulting in a full year of compensation-related costs in 2025.

(2)	Share-based compensation expense decreased by approximately $1.08 million, or 40.9%, to approximately $1.57 million for the year ended December 31, 2025, compared to approximately $2.65 million for the year ended December 31, 2024. The decrease was primarily attributable to significant equity awards granted during 2024 in connection with executive employment agreements, board and advisory appointments, and merger-related compensation arrangements that were immediately vested and therefore did not recur at the same level during 2025. Share-based compensation expense during 2025 primarily related to the continued vesting of previously granted awards and a lower volume of new equity grants.

We expect general and administrative expenses to increase in 2026 as compared to 2025 primarily due to an increase in operational activity, public company and corporate communications expenses, and non-cash stock-based compensation.

Research and Development Expenses

Research and development expenses increased in fiscal year 2025 compared to fiscal year 2024 primarily due to increased spending on pre-clinical development activities, Sponsored Research Agreements, and licensing arrangements in support of our gene therapy programs.

Research and development expenses increased by approximately $634,000, or 100.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to (i) an increase in expenses for KLTO-101 and KLTO-202 programs, primarily covering Sponsored Research with UAB and Okinawa Research Center for Longevity Science R&D and associated licensing payments of approximately $484,000 and (ii) an increase in expenses of approximately $150,000 on its KLTO-202 program exclusively for its AAV vector work with AAVnergene.

The research and development expenses by program are as follows:

Program	Year Ended December 31, 2025	Year Ended December 31, 2024
KLTO-101 and KLTO-202	$484,187	$-
KLTO-202 Only	$150,000	$-
Total	$634,187	$-

In 2024, we did not record R&D expenses but incurred expenses of $163,274 that ultimately supported the Company’s pre-clinical development activities, including IP legal fees, the Scientific Advisory Board, and consultants.

These expenses reflect our investment in advancing our research pipeline and preparing for future regulatory and development milestones. Research and development expenses may fluctuate from period to period based on the timing of specific projects, licensing activities, milestone-based payments, and the scope of third-party research services engaged.

We expect research and development expenses to continue to represent a significant component of our operating expenses as we advance our product candidates. The timing and magnitude of future research and development expenditures will depend on development progress, regulatory strategy, availability of capital, and management’s prioritization of specific programs.

Known Trends and Uncertainties

Our historical operating expenses are not necessarily indicative of future results due to the significant impact of non-recurring transaction-related costs, financing activities, and compliance-driven expenditures incurred during fiscal year 2025. Known uncertainties that may materially affect future operating results include our ability to raise additional capital, the timing and scope of research and development activities, changes in regulatory requirements, and the extent of future strategic transactions.

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

Expansion-related operating expenses primarily consisted of:

●	Research and development expenditures of approximately $0.6 million, reflecting increased pre-clinical development activities, sponsored research, and licensing arrangements;

●	Transaction- and financing-related professional fees, including legal, accounting, advisory, and compliance costs associated with capital-raising transactions, warrant restructurings, debt conversions, and strategic initiatives;

●	Expansion-related personnel and consulting costs, including equity-based compensation and cash fees associated with new hires, advisors, and incentive arrangements to support program development and corporate growth.

These expansion-related activities accounted for a substantial portion of the year-over-year increase in operating cash outflows and were largely discretionary and project-driven in nature.

Continued operating expenses primarily consisted of:

●	General and administrative expenses of approximately $1.5 million, including public-company compliance costs, directors’ and officers’ insurance, payroll-related expenses, information technology, office and infrastructure costs, and recurring corporate overhead;

●	Ongoing professional fees associated with maintaining public-company reporting, governance, and legal compliance activities;

●	Interest expense and other recurring operating costs related to legacy financing arrangements and day-to-day corporate operations.

Management believes that a portion of the increase in cash used in operating activities during 2025 reflects temporary expansion-related costs, while continued operating expenses are expected to remain elevated relative to prior periods as a result of operating as a public company. The timing and magnitude of future operating cash requirements will depend on the pace of research and development activities, capital-raising efforts, and the extent of further expansion initiatives.

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

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1**	Business Combination Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC. (incorporated by reference to Exhibit 2.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
2.2**	Amendment No.1 to Business Combination Agreement, dated November 4, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL SUB, INC. and ANEW MEDICAL, INC.
3.1**	Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
3.2**	Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 filed with Redwoods’ registration statement on Form S-1 filed by the Registrant on March 10, 2022).
3.3**	Form of Second Amended and Restated Certificate of Incorporation of Redwoods Acquisition Corp.
3.4**	Form of Amended and Restated Bylaws of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
3.5**	Certificate of Ownership and Merger of GML Subsidiary Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on March 16, 2026).
4.1**	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.2**	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.3**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.4**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
4.5**	Description of registrant’s securities (incorporated by reference to Exhibit 4.8 filed with Redwoods’ report filed on Form 10-K and filed by the Registrant on April 10, 2023).
10.1**	Lock-Up Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp. and the other parties named therein (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.2**	Sponsor Support Agreement, dated as of December 29, 2023, by and among Redwoods Acquisition Corp., Redwoods Capital LLC, and other parties thereto (incorporated by reference to Exhibit 10.2 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.3**	Voting and Support Agreement, dated as of May 30, 2023, by and among Redwoods Acquisition Corp., ANEW MEDICAL, INC. and the other parties named therein.
10.4**	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.5**	Registration Rights Agreement, dated May 30, 2023, by and among Redwoods Acquisition Corp., certain stockholders of ANEW MEDICAL, INC. and the Founder Holders (incorporated by reference to Exhibit 10.3 to Redwoods’ Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.6**	Letter Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.7**	Investment Management Trust Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.8**	Registration Rights Agreement, dated March 30, 2022, by and among Redwoods Acquisition Corp. and certain security holders named therein (incorporated by reference to Exhibit 10.4 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.9**	Administrative Support Agreement, dated March 30, 2022, by and between Redwoods Acquisition Corp. and the Sponsor (incorporated by reference to Exhibit 10.8 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.10**	Indemnity Agreements, Each dated as of March 30, 2022, by and between the Registrant and Each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.7 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.11**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.12**	Subscription Agreement, dated March 30, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to Redwoods’ Current Report on Form 8-K filed with the SEC on April 4, 2022).
10.13**	Sponsored Research Agreement with Universitat Autònoma de Barcelona (incorporated by reference to Exhibit 10.13 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.14**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the cognition and Alzheimer’s related inventions covered by USPTO Application No.: 15/777,456 (incorporated by reference to Exhibit 10.14 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.15**	Exclusive license with Universitat Autònoma de Barcelona and Institució Catalana De Recerca I Estudis Avançats for the neuromuscular related inventions covered by USPTO Application No.: 18/299,989 (incorporated by reference to Exhibit 10.15 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.16**	Non-exclusive license with University of Heidelberg, Germany for the myotropic AAV capsids related inventions covered by USPTO Application No. 17/051,123 (incorporated by reference to Exhibit 10.16 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.17**	Exclusive license agreement and exclusive license and manufacturing agreement in licensed territories with Reliance Life Science Private Limited (incorporated by reference to Exhibit 10.17 to Klotho Neurosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 30, 2025).
10.18**	Form of Employment Agreement between the Company and Dr. Joseph Sinkule (CEO) effective as of October 24, 2024 (incorporated by reference to Exhibit 10.1 to Klotho Neurosciences, Inc.’s on Form 8-K filed with the SEC on October 31, 2024).
10.19**	Form of Employment Agreement between the Company and Peter Moriarty (COO) effective as of August 15, 2024.
10.20**	Form of Employment Agreement between the Company and Jeffrey LeBlanc (CFO) effective as of August 15, 2024.
10.21**	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of December 4, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.22**	Convertible Promissory Note issued in favor of Austria Capital LLC, dated December 4, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on December 10, 2024).
10.23**	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of January 23, 2025.
10.24**	Senior Convertible Note between the Company and the Holder, issued January 23, 2025.
10.25**	Share Exchange Agreement with SkyBell Technologies, Inc. and SB Security Holdings, LLC, dated March 26, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on April 1, 2025).
10.26**	Termination and Release Agreement with SkyBell Technologies, Inc. and SB Security Holdings, LLC, dated June 13, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on June 13, 2025).
10.27**	License Terms of Agreement and collaboration with AAVnerGene Inc. dated July 16, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on July 22, 2025).
10.28**	Letter Agreement with AAVnerGene Inc. dated August 6, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 12, 2025).

10.29**	Amendment to the Subscription Agreement dated June 13, 2024 with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC, dated September 19, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on September 25, 2025).
10.30**	Securities Purchase Agreement with Sigma9 Capital, Ltd, dated December 2, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 8, 2025).
10.31**	Securities Purchase Agreement with 10 investors, dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on February 23, 2026).
10.32**	Agreement and Plan of merger with Greenland Merger Sub, Inc. and Greenland Mines Corp., dated March 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on March 10, 2026).
10.33**	Subscription, Joint Venture and Option Agreement with Greenland Minerals Corp., Major Precious Greenland A/S and Intrusion Precious Metals Corp., dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on March 10, 2026).
14.1**	Code of Ethics of Redwoods Acquisition Corp. (incorporated by reference to Exhibit 14 to Redwoods’ Registration Statement on Form S-1 filed with the SEC on March 10, 2022).
19.1**	Klotho Neurosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed by Klotho Neurosciences, Inc.’s on Form 10-Q filed with the SEC on November 19, 2024).
21.1**	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (BCRG)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback policy (incorporated by reference to Exhibit 97.1 filed by Redwoods on Form 10-K filed by the Registrant on April 17, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLAND MINES LTD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Sinkule	Chief Executive Officer	August 14, 2026
Joseph A. Sinkule	(Principal Executive Officer)

/s/ Jeffrey LeBlanc	Chief Financial Officer	August 14, 2026
Jeffrey LeBlanc	(Principal Accounting officer)

/s/ Samuel Zentman	Director	August 14, 2026
Samuel Zentman

/s/ Riad El-Dada	Director	August 14, 2026
Riad El-Dada

/s/ Jon McGarity	Director	August 14, 2026
Jon McGarity

/s/ Shalom Hirschman	Director	August 14, 2026
Shalom Hirschman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

200 Spectrum Center Drive, Suite 1300
Irvine, CA 92618
(714) 234-5980
www.bcrgcpas.com

To Board of Directors

Greenland Mines Ltd

(formerly known as Klotho Neurosciences, Inc.)

1300 South Boulevard, Suite D

Charlotte, NC 28203

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Mines Ltd (formerly known as Klotho Neurosciences, Inc.) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, CA

April 1, 2026, except for the revisions described in the Explanatory Note to the Amendment No. 1 of the consolidated financial statements, specifically Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity, Note 4, and Note 9, to which the date is August 14, 2026.

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

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amended)

	For the Year Ended December 31,
	2025	2024

Operating expenses:
Professional fees	$3,435,858	$2,761,245
General and administrative	3,076,220	2,778,991
Research and development	634,187	-
Total operating expenses	7,146,265	5,540,236

Net operating loss	(7,146,265)	(5,540,236)

Other income (expense):
Interest expense	(2,313,961)	(356,603)
Change in fair value of warrant liability	(28,514)	(1,961)
Settlement expense	1,178,000	-
Other income (expense)	115,066	(251,572)
Total other income (expense)	(3,405,409)	(610,136)

Net loss before income taxes	(10,551,674)	(6,150,372)
Income taxes	-	-
Net loss	$(10,551,674)	$(6,150,372)

Net loss per share: Basic and Diluted	$(0.22)	$(0.32)
Weighted average common shares outstanding	48,489,970	19,247,313

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amended)

			Preferred Stock		Additional	Common Stock		Total
	Common Stock		(Series B, C and D)		Paid-in	to be	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity

Balance, January 1, 2024, Revised	15,130,393	$1,513	120,000	$12	$4,493,881	-	$(3,923,677)	$571,729
Retroactive application of merger	548,505	55	(120,000)	(12)	(1,014,473)	-	-	(1,014,430)
Adjusted balance, beginning of period*	15,678,898	1,568	-	-	3,479,408	-	(3,923,677)	(442,701)
Public warrants assumed from SPAC	-	-	-	-	488,750	-	(488,750)	-
Private warrants assumed from SPAC	-	-	-	-	(22,525)	-	-	(22,525)
Stock-based compensation	2,244,452	224	-	-	2,649,349	-	-	2,649,573
Conversion of Notes Payable	4,050,617	405	-	-	4,164,434	-	-	4,164,839
Note issuance equity inducement	2,000,000	200	-	-	977,800	-	-	978,000
Additional issued shares	2,976,948	298	-	-	(298)	-	-	-
Issuance of common shares for warrant conversion	130,000	13	-	-	-	-	-	13
Tax fees related to merger	-	-	-	-	8,517	-	-	8,517
Net loss	-	-	-	-	-	-	(6,150,372)	(6,150,372)
Balance, December 31, 2024	27,080,915	$2,708	-	$-	$11,745,436	$-	$(10,562,799)	$1,185,345
Share-based compensation	1,008,691	101	-	-	1,565,111	-		1,565,212
Conversions of debt to equity	8,013,474	801	-	-	1,242,679	-	-	1,243,480
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	140,572	-	-	140,572
Discretionary share issuance	2,023,031	202	-	-	(202)	-		-
Issuance of common shares in connection with warrant exercises	10,958,681	1,096	-	-	9,862,213	-	-	9,863,309
Issuance of common shares in connection with stock subscriptions	6,250,000	625	-	-	499,375	-	-	500,000
Common shares to be issued for consulting services	-	-	-	-	-	516,000	-	516,000
Conversion of Preferred B Shares to common stock	6,250,000	625	(500)	-	(625)	-	-	-
Issuance of Preferred B stock for cash	-	-	500	-	500,000	-	-	500,000
Forward purchase share contract	6,745,000	675	-	-	(675)		-	-
Debt conversion settlement	2,000,000	200	-	-	1,177,800	-	-	1,178,000
Sales of common stock through At-the-Market facility	2,206,930	221	-	-	1,112,524	-	-	1,112,745
Warrant modification – equity issuance	-	-	-	-	1,530,910	-	-	1,530,910
Net loss	-	-	-	-	-	-	(10,551,674)	(10,551,674)
Balance at December 31, 2025	72,536,722	$7,254	-	$-	$30,054,695	$516,000	$(21,114,473)	$9,463,476

*	Note: because of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.

The accompanying notes are an integral part of these consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,551,674)	$(6,150,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	28,514	1,961
Commitment fee	-	250,000
Impairment on intangible assets	-	10,000
Interest expense	2,327,712	141,753
Settlement on note payable	1,178,000	-
Conversion of debt to equity	448,802	-
Consulting fees	516,000	-
Stock-based compensation	1,565,212	2,649,573
Changes in operating assets and liabilities:
Prepaid expenses	(23,001)	(90,230)
Accounts payable	(19,079)	(187,573)
Accrued expenses	(879,938)	1,064,465
Tax payable	-	(568,111)
Related party payable	(31,000)	(128,000)
Other Liabilities	-	60,022
Net cash used in operating activities	$(5,889,254)	$(2,946,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of drug license	-	(123,497)
Net cash used in investing activities	$-	$(123,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note, net of issuance cost	2,150,000	2,077,000
Proceeds from sales of stocks and warrants, net	11,394,218	175,000
Proceeds from stock subscriptions	500,000	-
Proceeds from sale of preferred B shares	500,000	-
Payments on notes payable	(2,730,182)	-
Payments for deferred financing costs	(25,000)	-
Proceeds from FPA settlement	140,572	-
Payments on financed director and officer insurance	(40,225)	-
Proceeds from At-the-Market sales of common shares	1,112,745	-
Proceeds from related party loans	-	100,000
Proceeds from shareholders	-	120,000
Payments to shareholders	-	(120,000)
Merger proceeds net of transaction cost	-	778,942
Net cash provided by financing activities	$13,002,128	$3,130,942

NET CHANGE IN CASH	7,112,874	60,933
Cash - Beginning of period	63,741	2,808
Cash - End of period	$7,176,615	$63,741

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$1,473,441	$5,258,270
Interest payable settled with issuance of common stock	$57,641	$60,022
Reversal of OID	$681,506	$-
Repurchase of warrants	$679,577	$-
Issuance of warrants	$(679,577)	$-
Discretionary non-cash payment to creditor with issuance of common stock	$202	$154,830
Conversion of Preferred B Shares to common stock	$(625)	$-
Deemed dividend - warrant modification	$(1,530,910)	$-
Non-cash equity payment for inducement fee on note payable	$-	$978,000
Non-cash directors’ and officers’ insurance	$-	$154,500
Non-cash PIPE Funds used for merger transaction close	$-	$2,950,000
Commitment fee paid in stock	$-	$250,000
Assumed income tax payable from merger	$-	$568,111
Assumed warrant liability from merger	$-	$22,525
Warrant conversion	$-	$96,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$79,153	$2,460
Taxes Paid	$-	$551,593

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

During the year ended December 31, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The warrant inducement was accounted for as a modification in accordance with ASC 505-10. Because the inducement resulted in the exercise of warrants and equity proceeds to the Company, the incremental fair value was recorded as an equity issuance cost and reflected as a reduction to additional paid-in capital.

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

NOTE 4 — INTANGIBLE ASSETS (Amended)

Intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	736,983	736,983
Four generic drugs (Encore)	1,308,270	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Total intangible assets	$2,299,554	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) - On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the proceeding calendar year. The University of Heidelberg license is in good standing. We plan to use this license alongside other AAV vectors as part of upcoming clinical trials for KLTO-202. The value of the licenses was $179,821 at December 31, 2025 and December 31, 2024, respectively.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The RLS licenses are in good standing. At this time, the Company is evaluating the future use of these licenses alongside competing priorities in our pipeline. The value of the licenses was $736,983 at December 31, 2025 and 2024.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired from Encore four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270 and recorded the asset value based on the value of the consideration paid. Encore’s original cost of $1,308,270 represented the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. Each of the four drugs is available to tech transfer to the US market, subject to fees related to marketing authorization and holding costs. At this time, the Company is evaluating the future use of these licenses alongside competing priorities in our pipeline. The value of the licenses was $1,308,270 at December 31, 2025 and 2024.

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The license is in good standing. The Company has worked with Sherbrooke to begin advanced prototyping of the device and has plans to fund continued tech development and selection of drug candidates to pair with the device. The value of the licenses was $26,060 at December 31, 2025 and 2024.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. At December 31, 2024, certain professional fees incurred for the patents in the amount of $47,740 were deemed not capitalizable and were expensed as professional fees in the accompanying statements for operations. The patents are still in process, and in the event the patents are declared effective, will be amortized as indicated above. The patent value, which is part of licenses in the accompanying consolidated balance sheet, as of December 31, 2025 and 2024 was $48,420.

●	Exclusive World-wide License Agreement - On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. The UAB license remains in good standing, and the Company plans to use the license for clinical development of its Klotho pipeline, including KLTO-101 and KLTO-202. As of December 31, 2025 and 2024, the Company owed $0 under the agreement.

These licenses and patents were not in use as of December 31, 2025, as the Company was in a pre-revenue stage at that date. Upon being placed in service, the licenses will be amortized over their estimated useful lives. As discussed under Subsequent Events below, in connection with the Company’s strategic reassessment following the merger with Greenland Mines Corp., management has determined that certain of these licenses will no longer be developed.

Impairment Assessment

During fiscal years 2024 and 2025, the Company performed impairment analyses for its intangible assets with the assistance of an independent third-party valuation specialist. Specifically, the Company engaged qualified valuation firms to perform impairment testing as of December 31, 2024 and December 31, 2025 in accordance with U.S. GAAP, including ASC 350, ASC 360, and ASC 820.

For the year ended December 31, 2024, the Company engaged an independent third-party valuation firm to test its intangible assets for impairment. The analysis included both qualitative and quantitative assessments and evaluated the recoverability of the Company’s finite-lived and indefinite-lived intangible assets, which primarily consist of license agreements, patents, market authorizations, and biosimilar-related rights. The valuation concluded that the estimated fair values of the intangible asset groups exceeded their respective carrying values, and accordingly, no impairment charges were recorded during 2024, other than a terminated license that had no associated carrying value and therefore resulted in no recognized impairment loss.

For the year ended December 31, 2025, the Company similarly engaged an independent third-party valuation firm to perform an updated impairment analysis as of December 31, 2025. The 2025 valuation applied income-based valuation methodologies (including risk-adjusted net present value and relief-from-royalty approaches) and relied on updated management forecasts, development timelines, commercialization assumptions, and discount rates. Based on this analysis, the fair values of each of the Company’s significant intangible asset groups substantially exceeded their respective carrying values as of the valuation date. As a result, no impairment of intangible assets was identified or recorded during 2025.

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

NOTE 9 — STOCKHOLDER’S EQUITY (Amended)

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

On November 6, 2024, the Board of Directors modified the Business Combination Agreement and released 2,976,948 contingent shares to the pre-closing stockholders of ANEW Medical on a pro-rata basis in proportion to their ownership of ANEW Medical immediately prior to the Closing. The modification was approved by the sole non-interested director to reflect the additional dilution experienced by the pre-closing stockholders of ANEW Medical due to Redwoods’ failure to raise sufficient financing for the closing. The shares were valued at $0.331 per share, resulting in an aggregate value of $985,370. Because the original business combination between ANEW Medical and Redwood Acquisition Corp. was accounted for as a reverse recapitalization, and no additional net assets were received by the Company in connection with the issuance of these contingent shares, the issuance was recorded within stockholders’ equity with no net impact in accordance with Section 12100 of the SEC Financial Reporting Manual. The par value of the shares issued ($298, based on 2,976,948 shares at $0.0001 par value per share) was recorded as an increase to common stock, with a corresponding offsetting reduction to additional paid-in capital, as reflected in the Consolidated Statement of Changes in Stockholders’ Equity. Accordingly, the issuance of the contingent shares had no net impact on total stockholders’ equity.

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

During the year ended December 31, 2025, the Company initiated a warrant exercise inducement program, reducing the exercise price from $3.49 to $1.35 for certain outstanding warrants. The warrant inducement was accounted for as a modification in accordance with ASC 505-10. Because the inducement resulted in the exercise of warrants and equity proceeds to the Company, the incremental fair value was recorded as an equity issuance cost and reflected as a reduction to additional paid-in capital.

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

NOTE 12 — SEGMENT INFORMATION

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

	For the Year Ended December 31,
	2025	2024
Significant segment expenses
General and administrative(1)	$3,076,220	$2,778,991
Research and development	634,187	-
Professional fees - Licenses and Patents	-	288,416
Professional fees - Other	3,435,858	2,472,829
Interest expense (income)	2,313,961	356,603
Settlement expense	1,178,000	-
Other segment items	(115,066)	251,572
Total operating and segment expenses	$10,523,160	$6,148,411

Reconciliation of net loss
Change in fair value of warrant liabilities	28,514	1,961
Consolidated net loss	$10,551,674	$6,150,372

1)	Excludes impairment of licenses and patents; includes share based compensation expense

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