Form 10-Q/A
period 2026-03-31
Greenland Mines Ltd
filed 2026-08-14
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing date of the Original Filing (as defined below), except as specifically noted herein, and does not modify or update the disclosures in the Original Filing in any way other than as described in the Explanatory Note below.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and supplements the Quarterly Report on Form 10-Q of Greenland Mines Ltd (the “Company”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2026 (the “Original Filing”).

This Amendment is being filed to revise certain disclosures in the Original Filing in connection with the Company's responses to comment letters received from the Staff of the SEC's Division of Corporation Finance dated April 21, 2026, June 17, 2026, and July 17, 2026. This Amendment amends the following portions of the Original Filing:

Item 1. Financial Statements: Note 1 (Organization and Business Description), updated to remove reference to estimates of mineralization prepared in a jurisdiction outside the United States; and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: the Results of Operations discussion of Professional Fees, General and Administrative Expenses, and Research and Development Expenses, and the Liquidity and Capital Resources discussion of Operating Activities, each for the three months ended March 31, 2026 and 2025.

Except as described above, this Amendment does not amend, and should not be interpreted to amend, any other item or portion of the Original Filing, and does not reflect events occurring after the filing date of the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company's other filings with the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment sets forth only the specific Items identified above and, as filed, does not restate or reproduce the Original Filing in its entirety.

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

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Professional fees	$2,978,689	$736,686
General and administrative	6,212,329	850,282
Research and development	321,271	-
Total operating expenses	9,512,289	1,586,968

Net operating loss	(9,512,289)	(1,586,968)

Other income (expense):
Interest expense	(1,615)	(553,937)
Change in fair value of warrant liability	(2,314,353)	13,515
Impairment expense	(2,045,253)	-
Other income	16,307	10,664
Total other income (expense)	(4,344,914)	(529,758)

Net loss before income taxes	(13,857,203)	(2,116,726)
Income taxes	-	-
Net loss	$(13,857,203)	$(2,116,726)

Net loss per share: Basic and Diluted	$(0.15)	$(0.08)
Weighted average common shares outstanding	93,729,272	27,523,678

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

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Greenland Mines Ltd (the “Company” or “Greenland Mines”), formerly known as Klotho Neurosciences, Inc., consists of two operating divisions: 1) Mining, focused on the exploration and development of the Skaergaard Project in Southeast Greenland, one of the largest undeveloped palladium, gold, and platinum deposits in the world; and 2) Biotech, including the Company’s KLTO-202 primary indication for amyotrophic lateral sclerosis (ALS). Through its recent acquisition of Greenland Mines Corp., the Company holds an 80% interest in the Skaergaard Project. The Company is led by an experienced team of mining, geological, biotech, and capital markets professionals.

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

Convertible Preferred Shares

The Company determines the accounting for convertible preferred shares in accordance with ASC 480 and ASC 815. Specifically, the preferred shares will initially be assessed to determine whether they should be classified as a liability. Once it has been determined that they should not be classified as a liability, the Company will assess whether i) they should be classified in permanent or temporary equity and ii) if the conversion option should be bifurcated and recognized as a separate liability. If the conversion option is bifurcated and recognized as a separate liability it will be initially and subsequently measured at fair value.

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

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company medical licenses and patents. The Company’s R&D costs were $321,271 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

Professional fees increased by approximately $2,242,000, or 304.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of an increase in (i) legal, accounting, advisory, and consulting costs incurred to support the Company’s expanded operational and reporting requirements of approximately $531,000, and (ii) capital markets activities and strategic initiatives of approximately $1,711,000. In the prior-year period, professional fees reflected a lower level of activity consistent with the Company’s pre-transaction operating structure.

General and administrative expenses increased significantly by approximately $5,362,000, or 630.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to (i) expenses associated with operating as a public company of approximately $1,620,000 following the merger, including payroll and personnel-related expenses, insurance, investor relations, and other corporate infrastructure and (ii) an increase in share-based compensation expense of approximately $4,592,000 associated with equity awards granted to employees, officers, directors, and consultants, as well as recurring administrative costs such as subscriptions, technology services, and office-related expenses.

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

Research and development expenses increased by approximately $321,000 or 100.0% during the three months ended March 31, 2026 related to scientific and clinical development activities, including engagements with third-party research institutions and consultants. No comparable research and development expenses were incurred during the same period in the prior year.

The research and development expenses by program are as follows:

	Three Months Ended March 31,
	2026	2025
KLTO-101 and KLTO-202	$211,521	$-
Klotho Clock	48,000	-
Klotho-New Development	61,750	-
Total	$321,271	$-

Net Loss

For the three months ended March 31, 2026, we incurred a net loss of $13,857,203 compared to a net loss of $2,116,726 for the three months ended March 31, 2025. The increase in net loss was primarily attributable to increased share-based compensation, professional fees, general and administrative expenses, impairment charges, and the increase in the fair value of warrant liabilities.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(4,971,143)	$(1,553,747)
Net cash used in investing activities	(365,324)	-
Net cash provided by financing activities	8,162,329	2,055,875
Net increase in cash and cash equivalents	$2,825,862	$502,128
Cash, beginning of period	7,176,615	63,741
Cash, end of period	$10,002,477	$565,869

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4,971,143, compared to $1,553,747 for the three months ended March 31, 2025. The increase of $3,417,396 was attributable to both expenses incurred to expand our operations and expenses required to support our continued operations, as well as a non-recurring, non-cash impairment charge described below.

Expansion-related operating expenses primarily consisted of:

1.	Research and development expenditures of $321,271, reflecting the initiation of scientific and clinical development activities, including engagements with third-party research institutions and consultants. No comparable expenses were incurred in the prior-year period;

2.	Personnel and consulting costs of $1,640,116, comprised of $1,321,384 of non-cash equity grants and $318,732 of cash fees, associated with new advisory and consulting engagements entered into during the quarter to support program development and corporate growth.

These expansion-related activities totaled $1,961,387; a substantial majority represented non-cash equity compensation rather than cash outlays.

Continued operating expenses primarily consisted of:

1.	General and administrative expenses of $6,088,082, including public-company compliance costs, payroll-related expenses, insurance, information technology, and corporate infrastructure costs, as well as higher share-based compensation expense associated with equity awards granted to employees, officers, directors, and consultants;

2.	Ongoing professional fees of $1,130,065, associated with maintaining public-company reporting, governance, and legal compliance activities.

These continued operating expenses totaled $7,218,147.

Separately, the Company recognized a non-cash impairment charge of $2,045,253 related to certain generic drug licenses, including the four generic drugs held under the Encore license, which management determined were fully impaired following the Company’s strategic pivot after the Greenland Mines acquisition. These licenses have no alternative future use to the Company as a result of that transaction. This charge is non-recurring, is not reflective of ongoing operations, and is presented separately from the expansion-related and continued operating expense categories above.

The increase in cash used in operating activities was partially offset by non-cash charges, including share-based compensation and debt-related interest expense, as well as changes in working capital, including decreases in accrued expenses and accounts payable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLAND MINES LTD

Date: August 14, 2026	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)