Form 10-Q
period 2026-06-30
Greenland Mines Ltd
filed 2026-08-17
CIK 1907223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 17, 2026, there were 158,850,637 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,344,357	$7,176,615
Prepaid expenses	2,800,793	117,071
Other current assets	62,120	-
Total current assets	12,207,270	7,293,686

Other assets:
Intangibles, net	48,670,775	2,299,554
Investment in equity securities	3,682,800	-
Deposits for property and equipment	317,530
Other non-current assets	134,677	-
Total other assets	52,805,782	2,299,554
Total assets	$65,013,052	$9,593,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$698,215	$44,607
Accrued expenses	213,456	32,157
Notes payable to related parties	297,968	-
Total current liabilities	1,209,639	76,764
Derivative liability	5,899,561	53,000
Total liabilities	7,109,200	129,764

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 100,000,000 shares authorized; 47,940 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 158,850,637 and 72,536,722 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	15,885	7,254
Common stock to be issued	-	516,000
Additional paid-in capital	96,544,698	30,054,695
Accumulated deficit	(38,656,736)	(21,114,473)
Total stockholders’ equity	57,903,852	9,463,476
Total liabilities and stockholders’ equity	$65,013,052	$9,593,240

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating expenses:
Professional fees	$3,952,434	$924,580	$6,931,123	$1,661,266
General and administrative	577,942	729,572	6,790,271	1,579,854
Research and development	400,536	238,700	721,807	238,700
Exploration and evaluation	561,030	-	561,030	-
Total operating expenses	5,491,942	1,892,852	15,004,231	3,479,820

Net operating loss	(5,491,942)	(1,892,852)	(15,004,231)	(3,479,820)

Other income (expense):
Interest expense	(4,888)	(1,760,025)	(6,503)	(2,313,962)
Change in fair value of derivative liability	1,815,233	(121,476)	(499,120)	(107,961)
Impairment expense	-	-	(2,045,253)	-
Other income (expense)	(3,463)	(318,878)	12,844	(425,470)
Total other income (expense)	1,806,882	(2,200,379)	(2,538,032)	(2,847,393)

Net loss before income taxes	(3,685,060)	(4,093,231)	(17,542,263)	(6,327,213)
Income taxes	-	-	-	-
Net loss	$(3,685,060)	$(4,093,231)	$(17,542,263)	$(6,327,213)

Net loss per share: Basic and Diluted	$(0.03)	$(0.12)	$(0.16)	$(0.21)
Weighted average common shares outstanding	126,521,134	33,952,418	109,946,717	30,755,807

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Series B, C and D)		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity

Balance, January 1, 2025	27,080,915	$2,708	-	$-	$11,745,436	$-	$(10,562,799)	$1,185,345
Share-based compensation	-	-	-	-	495,500	-	-	495,500
Issuance of shares for note payable conversions	1,429,717	143	-	-	466,026	-	-	466,169
Issuance of equity warrants in connection with convertible debt	-	-	-	-	679,577	-	-	679,577
Termination of shares issued during merger under FPA agreement	-	-	-	-	46,100	-	-	46,100
Net loss	-	-	-	-	-	-	(2,233,982)	(2,233,982)
Balance, March 31, 2025	28,510,632	$2,851	-	$-	$13,432,639	$-	$(12,796,781)	$638,709
Share-based compensation	400,000	40	-	-	390,155	-	-	390,195
Issuance of common shares in connection with note conversions	6,583,757	658	-	-	1,225,455	-	-	1,226,113
Issuance of common shares in connection with warrant exercises	10,958,681	1,096	-	-	9,862,213	-	-	9,863,309
Issuance of common shares in connection with stock subscriptions	6,250,000	625	-	-	499,375	-	-	500,000
Termination of shares issued during merger under FPA agreement	-	-	-	-	94,472	-	-	94,472
Issuance of Preferred B stock for cash	-	-	500	-	500,000	-	-	500,000
Deemed dividend - warrant modification	-	-	-	-	1,530,910	-	-	1,530,910
Net loss	-	-	-	-	-	-	(4,093,231)	(4,093,231)
Balance at June 30, 2025	52,703,070	$5,270	500	$-	$27,535,219	$-	$(16,890,012)	$10,650,477

Balance, January 1, 2026	72,536,722	$7,254	-	$-	$30,054,695	$516,000	$(21,114,473)	$9,463,476
Share-based compensation
- employees	5,000,000	500	-	-	2,085,430	-	-	2,085,930
- non-employees	9,150,000	915	-	-	3,536,554	(516,000)	-	3,021,469
Termination of shares issued during merger under FPA agreement	-	-	-	-	412,329		-	412,329
Issuance of preferred shares in connection with asset acquisition	-	-	47,940	5	47,939,995	-	-	47,940,000
Issuance of common shares for cash	34,551,938	3,455	-	-	2,399,104	-	-	2,402,559
Net loss	-	-	-	-	-	-	(13,857,203)	(13,857,203)
Balance at March 31, 2026	121,238,660	$12,124	47,940	$5	$86,428,107	$-	$(34,971,676)	$51,468,560
Share-based compensation - employees	321,377	32	-	-	111,050	-	-	111,082
Issuance of common shares in connection with warrant exercises	500	-	-	-	1,745	-	-	1,745
Issuance of common shares in connection with June 2026 SPA, net of issuance cost	15,000,000	1,500	-	-	3,748,500	-	-	3,750,000
Issuance of common shares in connection with Anortech share exchange	12,400,000	1,240	-	-	3,681,560	-	-	3,682,800
Issuance of common stock under the At-the-Market facility	9,890,100	989	-	-	2,573,736	-	-	2,574,725
Net loss	-	-	-	-	-	-	$(3,685,060)	(3,685,060)
Balance at June 30, 2026	158,850,637	$15,885	47,940	$5	$96,544,698	$-	$(38,656,736)	$57,903,852

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,542,263)	$(6,327,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative liability	499,120	107,961
Impairment on intangible assets	2,045,253	-
Interest expense	-	2,285,080
Conversion of debt to equity	-	448,802
Stock-based compensation	5,218,481	885,695
Changes in operating assets and liabilities:
Prepaid expenses	(2,683,722)	21,316
Accounts payable	653,608	(51,055)
Accrued expenses	181,299	(861,764)
Other current assets	(62,120)	-
Other non-current assets	(134,677)
Net cash used in operating activities	$(11,825,021)	$(3,491,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits for property and equipment	(317,530)	-
Acquisition of mineral exploration rights and exploratory licenses	(476,474)	-
Net cash used in investing activities	$(794,004)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of securities and warrants in February 2026 private placement, net of offering costs	7,750,000	-
Proceeds from June 2026 SPA, net of issuance costs	3,750,000	-
Proceeds from sale of securities under the At-the-Market facility	2,574,725	-
Proceeds from warrants exercises	1,745	-
Proceeds from convertible promissory note, net of issuance cost	-	2,150,000
Proceeds from sales of stocks and warrants, net	-	11,394,218
Proceeds from stock subscriptions	-	500,000
Proceeds from sale of preferred B shares	-	500,000
Payments on notes payable	-	(2,730,182)
Payments for deferred financing costs	-	(25,000)
Proceeds from FPA settlement	412,329	140,572
Notes payable - related party	297,968	(31,000)
Payments on financed director and officer insurance	-	(40,225)
Net cash provided by financing activities	$14,786,767	$11,858,383

NET CHANGE IN CASH	2,167,742	8,367,205
Cash - Beginning of period	7,176,615	63,741
Cash - End of period	$9,344,357	$8,430,946

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable settled with issuance of common stock	$-	$1,473,441
Reversal of OID	$-	$157,481
Interest payable settled with issuance of common stock	$-	$22,826
Issuance of warrants	$-	$679,577
Non-cash acquisition of mineral licenses with preferred shares	$47,940,000	$-
Investment in equity securities	$3,682,800	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

GREENLAND MINES LTD

(formerly known as KLOTHO NEUROSCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Greenland Mines Ltd (the “Company” or “Greenland Mines”), formerly known as Klotho Neurosciences, Inc., operates through two reportable segments: (1) Mining, focused on the exploration and development of the Skaergaard Project, an undeveloped palladium, gold, and platinum deposit in Southeast Greenland; and (2) Biotech, including the Company’s KLTO-202 primary indication for amyotrophic lateral sclerosis (ALS). Through its March 2026 acquisition of Greenland Mines Corp., the Company holds an 80% indirect interest in the Skaergaard Project. Pursuant to the Company’s initial S-K 1300 Technical Report Summary with an effective date of July 3, 2026, the Skaergaard Project contains estimated Indicated Mineral Resources of 153.6 million tons at 3.04 g/t palladium equivalent and Inferred Mineral Resources of 177.5 million tons at 3.07 g/t palladium equivalent. The Skaergaard Project is one of the largest undeveloped palladium, gold, and platinum deposits in the world. The Company has not established any Mineral Reserves, as defined under Regulation S-K Subpart 1300.

On May 30, 2023, Redwoods Acquisition Corp. (“Redwoods”), a Delaware special purpose acquisition company, entered into a Business Combination Agreement with ANEW Medical, Inc. (“ANEW”), a Wyoming corporation, and related merger subsidiaries, pursuant to which the parties consummated a business combination on June 21, 2024. Following the closing, ANEW continued as the surviving corporation and became a wholly owned subsidiary of Redwoods, and Redwoods changed its name to “ANEW Medical, Inc.” For accounting purposes, the transaction was treated as a reverse acquisition, with ANEW deemed the accounting acquirer and Redwoods treated as the acquired company for financial reporting purposes. Accordingly, the transaction was accounted for as a recapitalization, with the net assets of Redwoods recorded at historical cost and no goodwill or intangible assets recognized. Effective September 17, 2024, the Company changed its legal name from ANEW Medical, Inc. to Klotho Neurosciences, Inc.

On March 4, 2026, the Company entered into an Agreement and Plan of Merger with Greenland Mines Corp., pursuant to which a wholly owned merger subsidiary of the Company was merged with and into Greenland Mines, with Greenland Mines surviving the merger as a wholly owned subsidiary of the Company. Following the closing of the transaction, the Company acquired control of Greenland Mines through this forward merger structure. For accounting purposes, the transaction was evaluated under ASC 805 and determined to represent an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in mineral exploration rights and exploratory licenses. Accordingly, the transaction was accounted for as an asset acquisition, with the purchase price allocated to the acquired assets based on relative fair values and no goodwill recognized.

Effective March 11, 2026, the Company changed its name from Klotho Neurosciences, Inc. to Greenland Mines Ltd.

In connection with the Company’s name change, the stock symbol for the Company’s common stock was changed and the Company’s common stock and warrants began trading under the symbols “GRML” and “GRMLW” on the Nasdaq Capital Market at the start of trading on March 12, 2026. The CUSIP number for the Company’s common stock remains unchanged.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in management’s opinion, all adjustments necessary to present fairly the financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2025 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had cash and cash equivalents of approximately $9.3 million and an accumulated deficit of approximately $38.7 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. As of June 30, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Foreign Currency

The Company’s reporting currency is the U.S. dollar, and the functional currency of the Company and its subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency, including Canadian dollars, Danish kroner, and Euros, are remeasured into U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rates in effect at the balance sheet date. Gains and losses arising from foreign currency transactions and remeasurement are recognized in other income (expense) in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The assets and liabilities are valued using a fair market basis as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Concept (“ASC”) 820, Fair Value Measurement. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the fair value hierarchy are described below:

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, June 30, 2026	$8,882,106	$8,882,106	$-	$-
Cash equivalents, December 31, 2025	$7,031,708	$7,031,708	$-	$-

Liabilities:
Representative warrant liabilities, June 30, 2026	$5,899,561	$-	$-	$5,899,561
Representative warrant liabilities, December 31, 2025	$53,000	$-	$-	$53,000

The following tables present a reconciliation of the Level 3 Warrants liabilities:

	For the Three Months Ended June 30,
	2026	2025
Representative warrant liabilities, April 1	$7,714,794	$10,971
Additions	-	-
Change in fair value	(1,815,233)	121,476
Representative warrant liabilities, June 30	$5,899,561	$132,447

	For the Six Months Ended June 30,
	2026	2025
Representative warrant liabilities, January 1	$53,000	$24,486
Additions	5,347,441	-
Change in fair value	499,120	107,961
Representative warrant liabilities, June 30	$5,899,561	$132,447

The warrants are classified in Level 3 due to the use of significant unobservable inputs to determine their fair value. To that extent, the Company utilizes the Black-Scholes option pricing model to determine the fair value of the warrants. In determining the fair value of the warrants, the Company used the following inputs as of June 30, 2026:

June 30, 2026

Risk-free interest rate	4.19%
Expected dividend yield	0%
Expected volatility	129.18%
Expected life	4.6 years

The fair value of the Series C Preferred Stock and acquired mineral exploration rights were determined using a combination of valuation approaches, including a discounted cash flow analysis and market-based methods. Significant assumptions used in the valuation included projected future cash flows based on expected mineral production, commodity price assumptions, and discount rates reflective of the risks associated with the underlying assets. Due to the use of unobservable inputs, the valuation is classified within Level 3 of the fair value hierarchy.

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

As of June 30, 2026, the fair value of the Private Warrant liabilities was $5,899,561 which was based on a Black-Scholes option pricing model used to determine the fair value of the warrants. During the three months ended June 30, 2026, the fair value of the warrants liability decreased by $1,815,233. During the six months ended June 30, 2026, the fair value of the warrants liability increased by $499,120.

Investments in Equity Securities

The Company accounts for investments in equity securities in accordance with ASC 321, Investments - Equity Securities. Equity securities with a readily determinable fair value are measured at fair value, with changes in fair value recognized in net loss. For equity securities that do not have a readily determinable fair value and over which the Company does not have significant influence, the Company has elected the measurement alternative under ASC 321-10-35-2, under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Each reporting period, the Company performs a qualitative assessment to determine whether an investment measured under the measurement alternative is impaired. If the qualitative assessment indicates impairment, the Company estimates the fair value of the investment and, if fair value is less than the carrying amount, recognizes an impairment charge in net loss equal to the difference. See Note 6.

Intangible Assets

The Company’s intangible assets consist of acquired medical licenses and patents and acquired mineral exploration rights and exploration licenses.

The Company acquires medical licenses for the treatment of medical conditions to market and sell in the future. The initial asset cost is the cost to acquire the license. Once in use, the Company amortizes the license cost over its useful life using the straight-line method. As part of the licensing agreements, the Company acquires patents and records the cost to acquire patents as the initial asset cost. Once the patents are approved and in use, assuming no litigation expenses, the Company amortizes the patent cost over its useful life using the straight-line method. The amortization period will not exceed the lifespan of the protection afforded by the patent. If the expected useful life of the patent is shorter, the Company will use the useful life for amortization purposes. Thus, the shorter of a patent’s useful life or legal life will be used for the amortization period.

Acquired mineral exploration rights and exploration licenses are capitalized at cost and relate to exploration-stage properties that are not yet ready for their intended use. Accordingly, such assets are not amortized. See “Mineral Exploration Rights and Exploration Costs” below.

Mineral Exploration Rights and Exploration Costs

Costs to acquire mineral exploration rights and exploration licenses are capitalized when incurred. Capitalized mineral property acquisition costs relate to exploration-stage properties that are not yet ready for their intended use and, accordingly, are not amortized. Such assets will be amortized on a units-of-production basis if and when the related properties enter production.

Exploration and evaluation costs, including geological and geophysical studies, sampling, drilling, technical studies, and related support costs, are expensed as incurred. Such costs are expensed until technical feasibility and commercial viability of the mineral property have been demonstrated and the property is determined to be economically recoverable. As of June 30, 2026, the Skaergaard Project contained Mineral Resources, as disclosed in the Company’s S-K 1300 Technical Report Summary effective July 3, 2026; however, the Company had not established any Mineral Reserves and had not completed the technical and economic studies necessary to demonstrate the project’s economic recoverability. Accordingly, all exploration and evaluation costs incurred during the three and six months ended June 30, 2026 were expensed as incurred.

Capitalized mineral exploration rights and exploration licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived and Intangible Assets

The Company assesses its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and at least annually. Factors considered important, which could trigger an impairment review, include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or in the overall business strategy, and significant negative industry trends. When management determines that the carrying value of a long-lived or intangible asset may not be recoverable, impairment is measured as the excess of the asset’s carrying value over its estimated fair value, and an impairment loss is recognized in the condensed consolidated statements of operations in the period identified.

During the six months ended June 30, 2026, the Company determined that the licenses related to various generic drugs and to four generic drugs (Encore) were fully impaired and recognized impairment expense of $2,045,253. The impairment was recognized during the three months ended March 31, 2026, and no additional impairment was recognized during the three months ended June 30, 2026. The impaired intangible assets were reported within the Biotech segment.

The Company evaluated its mineral exploration rights and exploration licenses for impairment as of June 30, 2026. Recoverability of these assets is dependent upon future exploration success, the availability of financing, the receipt of regulatory approvals, and the establishment of economically recoverable reserves. As of June 30, 2026, management did not identify any indicators of impairment with respect to the mineral exploration rights and exploration licenses, and no impairment was recognized. The Company determined that the estimated fair value of all other intangible assets exceeded their carrying value, indicating no impairment.

Revenue Recognition

The Company is in a pre-revenue state and does not generate revenue. When the Company commences to derive revenue, those contracts will be accounted for in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s medical licenses and patents. The Company’s R&D costs were $400,536 and $238,700 for the three months ended June 30, 2026 and 2025, respectively. The Company’s R&D costs were $721,807 and $238,700 for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recorded share-based compensation of $111,083 and $390,195 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded share-based compensation of $5,218,482 and $885,695 for the six months ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”. Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Following the March 2026 acquisition of Greenland Mines Corp., the Company is subject to income tax filing requirements in U.S. federal, various state, and foreign jurisdictions. The Company’s tax returns for 2023 and 2024 are subject to examination by U.S. federal, state, and local tax authorities. Foreign tax returns are subject to examination in accordance with the statutes of the applicable jurisdictions.

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

The following table details the net loss per share calculation, reconciles between basic and diluted weighted average shares outstanding, and presents the potentially dilutive shares that are excluded from the calculation of the weighted average diluted common shares outstanding, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,685,060)	$(4,093,231)	$(17,542,263)	$(6, 327,213)
Weighted-average common shares outstanding, basic and diluted	126,521,134	33,952,418	109,946,717	30,755,807
Basic and diluted loss per share	$(0.03)	$(0.12)	$(0.16)	$(0.21)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of June 30,
	2026	2025
Warrants	44,622,757	12,030,000
Preferred Shares C (1)	47,940	-
Total potentially dilutive shares	44,670,697	12,030,000

(1)	The 47,940 shares of Series C Preferred Stock outstanding at June 30, 2026 are each convertible into 42,554 shares of common stock, or 2,040,038,760 shares of common stock in the aggregate, only upon approval by the Company’s stockholders. Such approval had not been obtained as of June 30, 2026, and accordingly the Series C Preferred Stock was not convertible and is excluded from the computation of diluted net loss per share. See Note 10.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as two reportable segments: (i) biotechnology operations focused on research and development activities, and (ii) mineral resource development and exploration. See Note 12 - Segment Information for additional information.

Recent Accounting Pronouncements

Issued but Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of certain expense categories within relevant income statement captions. As an emerging growth company that has elected to use the extended transition period for complying with new or revised accounting standards, the Company expects to adopt this standard in accordance with the effective dates applicable to private companies. The Company is evaluating the effect of adoption on its disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its condensed consolidated financial statements.

NOTE 3 — ACQUISITION OF GREENLAND MINES CORP.

Transaction Overview

On March 4, 2026, the Company completed a forward merger pursuant to which Greenland Merger Sub, Inc., a wholly owned subsidiary of the Company, merged with and into Greenland Mines Corp. (“Greenland”), with Greenland surviving as a wholly owned subsidiary (the “Transaction”).

At the acquisition date, Greenland’s assets consisted primarily of mineral exploration rights and early-stage exploration licenses related to the Skaergaard Project in Greenland. Greenland did not have mineral production, revenues, or an organized workforce and the Company concluded that substantially all of the fair value of the assets acquired was concentrated in mineral exploration rights. As such, in accordance with the definition of a business outlined in ASC 805-10-55, the Transaction did not meet the definition of a business and was accounted for as an asset acquisition under ASC 805-50.

The fair value of the consideration transferred, which was more reliably measurable than the fair value of the mineral exploration rights, totaled approximately $48.4 million and was determined as summarized in the table below:

Fair value of consideration transferred
Cash (CAD$500,000 converted in USD)	$365,324
Fair value of preferred stock C (47,940 shares)	47,940,000
Total consideration transferred	48,305,324
Transaction costs of the asset acquisition (a)	111,150
Total acquisition costs	$48,416,474

Greenland’s identifiable assets acquired and liabilities assumed
Mineral exploration rights and exploration licenses	$48,416,474

(a) Transaction costs include direct costs to acquire the assets, such as fees paid to external advisors. Indirect costs not directly attributable to the acquisition of the assets have been expensed as incurred.

The following table summarizes the Company’s indefinite lived intangible assets acquired in connection with the Acquisition and their carrying value as of June 30, 2026:

	Acquisition Date		Carrying Value as of
	Level 3		June 30,
	Fair Value	Impairment	2026

Mineral exploration rights and exploration licenses	$48,416,474	$-	$48,416,474
Total long-lived assets	$48,416,474	$-	$48,416,474

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

Business Plan

The Company’s principal assets consist of mineral exploration rights and exploration licenses related to the Skaergaard Project in Greenland. These mineral properties are non-producing, have not been demonstrated to contain mineral reserves as defined under SEC Regulation S-K Subpart 1300, and have not generated revenues.

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

As of June 30, 2026, management has not identified any indicators of impairment related to the Company’s mineral exploration rights and exploration licenses. The mineral properties will continue to be evaluated for impairment in accordance with applicable accounting guidance as exploration activities progress and additional information becomes available.

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of prepayment of the premium on Directors and Officers insurance, Nasdaq annual fees, association membership fees, fees related to chartered vessels and equipment for summer fieldwork at the Skaergaard Project, consulting, and Delaware franchise taxes. As of June 30, 2026 and December 31, 2025, prepaid expenses totaled $2,800,793 and $117,071, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

Intangible Assets	June 30, 2026	December 31, 2025
Licenses
Non-Exclusive License Agreement	$179,821	$179,821
Various generic drugs	-	736,983
Four generic drugs (Encore)	-	1,308,270
Needleless Syringe License	26,060	26,060
Patents	48,420	48,420
Mineral exploration rights and exploration licenses	48,416,474	-
Total intangible assets, net	$48,670,775	$2,299,554

Intangible assets are as follows:

●	Non-Exclusive License Agreement ($179,821) – On March 5, 2023, the Company signed a Non-Exclusive License Agreement with Heidelberg University to grant non-exclusive rights to various licenses owned and under development by the university. The licenses include the use of modified AAV capsid polypeptides for treatment of muscular diseases. The terms include a €50,000 ($56,325) fee for signing the agreement and €100,000 ($112,650) payment within 60 days of the anniversary of signing the agreement. The Company will pay €1,000,000 ($1,126,500) for each assignment of a right to a license owned by the university. For new licenses, the Company will make standard commercial development-based milestone payments for the various stages of license development and regulatory approval. The Company will make 2% royalty payments by January 31st each year during the term of the agreement for each licensed product for the preceding calendar year. The University of Heidelberg license is in good standing. The Company plans to use this license alongside other AAV vectors as part of upcoming clinical trials for KLTO-202. The value of the licenses was $179,821 at both June 30, 2026 and December 31, 2025.

●	Various Generic Drugs ($736,983) - During 2015, the Company acquired two licenses for biosimilar biologic therapies to treat cancer and autoimmune diseases. The value of the licenses was $736,983 at December 31, 2025. During the three months ended March 31, 2026, the Company performed an analysis and determined that the various generic drug licenses were fully impaired, reducing their carrying value to zero. No additional impairment was recognized during the three months ended June 30, 2026, and the carrying value of these licenses was $0 at June 30, 2026.

●	Four Generic Drugs (Encore) ($1,308,270) – On September 12, 2022, the Company acquired four market-approved anti-cancer drugs approved for sale in Germany for $1,308,270. The purchase price represents the fair value of the intangible asset based on the net present value of the projected gross profit to be generated by the licenses. The value of the licenses was $1,308,270 at December 31, 2025. During the three months ended March 31, 2026, the Company performed an analysis and determined that the four generic drugs (Encore) licenses were fully impaired, reducing their carrying value to zero. No additional impairment was recognized during the three months ended June 30, 2026, and the carrying value of these licenses was $0 at June 30, 2026

●	Needleless Syringe License ($26,060) – On December 1, 2023, the Company signed a license agreement with TransferTech Sherbrooke for the rights to develop and commercialize the technology of a “Needleless Syringe.” Under the terms of the agreement, the Company paid a $26,060 upfront fee and royalty fees on the license income. The Company has not commenced developing the technology. The license is in good standing. The Company has worked with Sherbrooke to begin advanced prototyping of the device and has plans to fund continued tech development and selection of drug candidates to pair with the device. The value of the license was $26,060 at both June 30, 2026 and December 31, 2025.

●	Patents ($48,420) – Through its licensing arrangements, the Company acquires the right to patents for Alzheimer, ALS, and other items. Once the patents are declared effective, patents are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and will be reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The patent value, which is included in licenses in the accompanying condensed consolidated balance sheet, was $48,420 at both June 30, 2026 and December 31, 2025.

●	Exclusive World-wide License Agreement – On January 24, 2022, the Company signed an exclusive, world-wide License Agreement with the University of Barcelona for a cell and/or gene therapy that has shown compelling activity in animal models of human Alzheimer’s disease and amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s disease”). The gene therapy will also be applied to age-related diseases and rare (“Orphan”) diseases. Beginning on December 15, 2022, the annual license fee is 10,000 Euros. In addition, the Company will pay a Royalty equal to 3% of net sales of finished products once the license is in use. The UAB license remains in good standing, and the Company plans to use the license for clinical development of its Klotho pipeline, including KLTO-101 and KLTO-202. As of June 30, 2026 and December 31, 2025, the Company owed $0 under the agreement. No amount has been capitalized with respect to this agreement, and accordingly it is not included in the table above.

●	Mineral exploration rights and early-stage exploration licenses ($48,416,474) – The Company holds mineral exploration rights and early-stage exploration licenses related to the Skaergaard Project in Greenland. The mineral exploration rights and exploration licenses represent the Company’s rights to explore, develop, and drill and sample mineral resources within the licensed area. As of June 30, 2026, the Company’s intangible assets primarily comprise early-stage exploration assets that are not yet ready for their intended use.

The Company’s medical licenses and patents are not currently in use, as the Company is in the pre-revenue stage, and accordingly are not being amortized. Once these licenses and patents are placed in service, they will be amortized on a straight-line basis over their estimated useful lives. The Company’s mineral exploration rights and exploration licenses relate to exploration-stage properties that are not yet ready for their intended use and are not amortized. Such assets will be amortized on a units-of-production basis if and when the related properties enter production. No amortization expense was recognized for the three and six months ended June 30, 2026 or 2025.

NOTE 6 — INVESTMENT IN EQUITY SECURITIES

On June 22, 2026, the Company completed a share exchange with AnorTech Inc. (“AnorTech”), a company listed on the TSX Venture Exchange and quoted on the OTCQB that is engaged in the development of processing technologies for alumina and related industrial materials derived from its anorthosite project in Greenland. Pursuant to the exchange, the Company issued 12,400,000 shares of its common stock in exchange for 19,958,503 common shares of AnorTech, representing approximately 9.9% of AnorTech’s outstanding common stock following the issuance. The Company made the investment to obtain exposure to downstream processing activities complementary to its mineral exploration operations in Greenland.

In connection with the exchange, the Company also received an option to acquire up to an additional 25,168,669 common shares of AnorTech, which, if exercised in full, would increase the Company’s ownership interest to approximately 19.9%. The option is exercisable in full only, for a period of six months from June 22, 2026, at an exercise price equal to the greater of CAD$0.30 per share or the last closing price of AnorTech’s shares on the TSX Venture Exchange, payable in shares of the Company’s common stock valued at a volume-weighted average price.

AnorTech is not a related party, and the Company does not have significant influence over AnorTech. Accordingly, the investment is accounted for as an equity security under ASC 321, Investments in Equity Securities, and not under the equity method.

The Company’s investment in AnorTech common stock does not have a readily determinable fair value. The shares are subject to a 60-month contractual lock-up, in addition to a four-month Canadian statutory hold period, and under ASC 321-10-20 a restricted security has a readily determinable fair value only if the restriction terminates within one year. Accordingly, the Company elected to measure the investment using the measurement alternative in ASC 321-10-35-2, at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Although AnorTech’s common shares are quoted on the TSX Venture Exchange and the OTCQB, trading in those markets is limited and sporadic and does not constitute an active market. Accordingly, the Company does not remeasure the investment to such quoted prices and does not consider those quotations, on their own, to represent observable price changes in orderly transactions for an identical or similar investment.

The exchange was a nonmonetary transaction. Because the AnorTech shares received do not have a reliably determinable fair value, the Company measured the investment based on the fair value of the consideration given, which was more reliably measurable. The 12,400,000 shares of the Company’s common stock issued were valued at the closing price of the Company’s common stock on June 22, 2026 of $0.2970 per share, resulting in an initial carrying value of $3,682,800. No gain or loss was recognized on the issuance of the Company’s own common stock.

The Company evaluated the option to acquire additional AnorTech shares under ASC 815 and concluded that it is not a derivative because it does not meet the net settlement criterion. The option provides for gross physical settlement, is a privately negotiated and non-transferable bilateral instrument, and the underlying AnorTech shares are restricted and not readily convertible to cash. The option was determined to have a de minimis fair value at inception, and no amount was allocated to it.

The investment is classified as a non-current asset, as the 60-month lock-up legally prevents a sale within twelve months and the Company holds the interest for strategic purposes.

As of June 30, 2026, the carrying value of the investment was $3,682,800. Cumulative upward adjustments, downward adjustments, and impairment recognized with respect to the investment since acquisition were $0. During the three and six months ended June 30, 2026, the Company recognized no impairment and no adjustments resulting from observable price changes. In performing its qualitative impairment assessment as of June 30, 2026, the Company considered the limited and sporadic trading in AnorTech’s shares and concluded that quoted prices in those inactive markets do not, on their own, constitute an indicator of impairment. See Note 10 - Stockholders’ Equity for the common shares issued as consideration.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of professional fees. The accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 were $911,671 and $76,764, respectively, in the accompanying condensed consolidated balance sheet.

NOTE 8 — NOTES PAYABLE

As of June 30, 2026 and December 31, 2025, the Company had no third-party notes payable outstanding.

During 2025 and 2024, the Company issued a series of convertible and non-convertible promissory notes, all of which were repaid, converted, or settled during the year ended December 31, 2025.

Austria Capital LLC Convertible Promissory Note

On December 4, 2024, the Company issued a convertible promissory note with a principal amount of $1,200,000. The note bore no interest and had an original issue discount of $200,000 and deferred financing costs of $73,000. The Company also issued 2,000,000 shares of common stock to the investor as an equity inducement, valued at $978,000. The note was convertible into common stock at $0.25 per share following stockholder approval. The note was fully settled during the year ended December 31, 2025 through a combination of conversion into common stock and cash payment. See Note 10.

Red Road Holdings Promissory Note

Between December 2024 and April 2025, the Company entered into three loan agreements with Red Road Holdings with aggregate principal of $447,573, including guaranteed interest of $47,953, together with original issue discounts of $55,120 and deferred financing costs of $19,500. All three loans were repaid in full during the year ended December 31, 2025.

3i LP Institutional Investor Securities Purchase Agreement

On January 23, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor providing for two senior convertible promissory notes with aggregate principal of $2,173,914, bearing interest at 7% per annum with an 8% original issue discount, together with two warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $0.50 per share. The notes were convertible into common stock at $0.25 per share, subject to ownership limitations, and were fully converted or repaid during the year ended December 31, 2025. The warrants expire five years from their respective dates of issuance and remain outstanding as of June 30, 2026. See Note 10.

For the six months ended June 30, 2025, the Company recognized interest expense of $2,313,962 in connection with these notes. No interest expense was recognized with respect to these notes during the three or six months ended June 30, 2026.

NOTE 9 — RELATED PARTIES

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

On August 15, 2024, Mr. Jeffrey LeBlanc and the Company entered into an Employment Agreement for a term of three years in connection with his appointment as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement, Mr. LeBlanc will receive an annual base salary of $325,000 and an initial equity award of shares of the Company’s common stock of 100,000 shares and an additional equity award of 400,000 shares of the Company’s common stock, with 200,000 of such shares vesting on the first anniversary of the agreement and 200,000 of such shares vesting on the second anniversary of the agreement. In addition, Mr. LeBlanc will be eligible to participate in the Company’s annual bonus program for executives.

In connection with the March 2026 acquisition of Greenland Mines Corp., the Company assumed approximately $298,000 of notes payable to related parties, which consist of unsecured promissory notes issued to multiple investors in connection with private placement transactions. Under these arrangements, investors subscribed to purchase units that included both a promissory note and common equity of the Company. These promissory notes generally bear interest at low stated rates (e.g., approximately 2%) and are payable upon the earlier of the Company obtaining specified financing proceeds or a stated maturity date (generally extending into 2027). The notes are unsecured and may be prepaid by the Company without penalty. As of June 30, 2026, the outstanding balance of these notes was approximately $298,000, and the Company recognized interest expense of approximately $3,280 and $4,895 during the three and six months ended June 30, 2026, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Equity Incentive Plan

In connection with the Business Combination, the Company’s Board adopted, and the Company’s stockholders approved, the Equity Incentive Plan (“Equity Incentive Plan”). Although the Company does not have a formal policy with respect to the grant of equity incentive awards to the Company’s executive officers, the Company believes that equity awards provide the Company’s executive officers with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and the Company’s stockholders. In addition, the Company believes that equity awards with a time-based vesting feature promote executive retention because this feature provides incentives for the Company’s executive officers to remain in employment with the Company during the applicable vesting period. Accordingly, the Company’s board of directors periodically reviews the equity incentive compensation of the Company’s executive officers and from time to time may grant equity incentive awards to them.

During the six months ended June 30, 2026, the Company granted 8,050,000 restricted shares under the Equity Incentive Plan at a share price of $0.42, resulting in recognized stock-based compensation expense of $3,321,430.

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

Non-Equity Incentive Plan Shares Issuances

During the six months ended June 30, 2026, the Company granted 1,000,000 restricted shares at a share price of $0.42, unrelated to the Equity Incentive Plan, resulting in recognized stock-based compensation expense of $412,600. In addition, the Company modified previously issued, fully vested 600,000 stock options into 600,000 restricted shares, resulting in incremental recognized share-based compensation expense of $10,560.

During the six months ended June 30, 2026, the Company issued 321,377 fully vested shares of common stock to the President of its wholly owned subsidiary as a sign-on award, resulting in recognized stock-based compensation expense of $83,333. See Note 9 – Related Parties for further information.

On February 14, 2026, the Company granted 1,000,000 shares of common stock to a consultant for services, fully vested upon grant, unrelated to the Equity Incentive Plan, resulting in recognized share-based compensation expense of $216,000.

On February 19, 2026, the Company granted 2,500,000 shares of common stock to a consultant, which were fully vested upon grant, unrelated to the Equity Incentive Plan, resulting in recognized share-based compensation expense of $589,500.

During the year ended December 31, 2025, the Company granted 1,000,000 shares at a share price of $0.52, unrelated to the Equity Incentive Plan, related to a consulting agreement, resulting in professional fees of $516,000. Unamortized expenses related to these grants were $0 as of December 31, 2025. These shares were issued on January 2, 2026.

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

At the closing of the Offering, the Company issued to the Purchasers an aggregate of 34,551,938 shares of the Company’s common stock and warrants to purchase up to an aggregate of 34,551,938 shares of Common Stock (the “Warrants”). The sale of the securities resulted in aggregate gross proceeds to the Company of approximately $7,750,000.

June 2026 Private Placement

On June 15, 2026, the Company entered into a Securities Purchase Agreement with three investors and, at a closing on June 18, 2026, issued 15,000,000 shares of common stock at $0.25 per share for gross proceeds of $3,750,000. No warrants were issued and there were no placement agent costs. The Company intends to use the proceeds for working capital and general corporate purposes.

AnorTech Share Exchange

On June 22, 2026, the Company issued 12,400,000 shares of its common stock to AnorTech Inc. in exchange for common shares representing approximately 9.9% of AnorTech, recorded as an investment of $3,682,800. No day-one gain or loss was recognized on the issuance of the Company’s own shares. See Note 6 – Investment in Equity Securities for further information.

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

Warrant Exercises

During the six months ended June 30, 2026, holders of common stock purchase warrants exercised 500 warrants at an exercise price of $3.49 per share, and the Company issued 500 shares of common stock for aggregate proceeds of $1,745. The exercised warrants were equity-classified.

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

Investor Share Purchase

On June 5, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to Regulation D of the Securities Act of 1933, as amended. Under the terms of the agreement, the Company issued 6,250,000 shares of its common stock at a purchase price of $0.08 per share, for total gross proceeds of $500,000. The proceeds were allocated to common stock based upon their par value of the common stock and the remainder was recorded to additional paid in capital on the condensed consolidated balance sheets.

Preferred B Shares

On June 9, 2025, the Company conducted a private offering and issued 500 preferred B shares at $0.0001 par value per share for a total of $500,000. The 500 preferred shares are convertible into 6,250,000 common shares. During the year ended December 31, 2025, all 500 preferred B shares were converted into 6,250,000 common shares.

Preferred C Shares

On March 4, 2026, the Company purchased mineral exploration rights and exploratory licenses and issued 47,940 preferred C shares at $0.0001 par value per share for a total fair value of $47,940,000. Each of the 47,940 preferred shares has a conversion option to convert into 42,554 common shares upon shareholder’s approval.

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

As of June 30, 2026, conversion of the Series C Preferred Stock had not occurred due to the requirement to obtain stockholder approval prior to conversion.

Employee Awards

On March 1, 2026, Greenland Mines Corp., the Company’s wholly owned subsidiary, entered into an Executive Employment Agreement with Mr. Bo Moller Stensgaard in connection with his appointment as President of the subsidiary. The agreement provided for a one-time sign-on cash payment of $20,833 and fully-vested equity grant valued at $83,333. On June 30, 2026, the Company issued 321,377 shares of its common stock in settlement of the equity award. The Company recognized share-based compensation expense of $83,333 and cash compensation expense of $20,833 during each of the three and six months ended June 30, 2026.

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

During September 2025, the Company entered into a second amendment (the “Second Amendment”) to the Forward Purchase Agreement with MCP which primarily (i) increased the maximum number of shares to 6,755,000 and (ii) modified the reset price to $10.00 subject to a reset on a weekly basis. In connection with the modification, which relates to the reverse merger, the Company issued 6,745,000 common shares under the arrangement to MCP. The Company recognized the common shares at par value in the amount of $675 on the consolidated balance sheets with a corresponding recording of additional paid-in capital. During the year ending December 31, 2025, Meteora sold and terminated on behalf of the Company 100,000 shares at a reset price of $0.4610, for total proceeds to Klotho in the amount of $46,100. During the three months ended March 31, 2026, Meteora sold and terminated on behalf of the Company 923,340 shares at a reset price of $0.2352 and 457,905 shares at a reset price of $0.4260, for total proceeds to Klotho in the amount of $412,329. There was no further activity during the three months ended June 30, 2026.

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

During the year ended December 31, 2025, the Company sold 2,206,930 shares at a weighted average price of $0.50 per share for gross proceeds of $1,112,745. During the three and six months ended June 30, 2026, the Company sold 9,890,100 shares of common stock under the sales agreement at a weighted average price of approximately $0.27 per share, for gross proceeds of approximately $2,661,148 (the $2,574,725 recorded in equity is net of the 3.25% sales agent’s commission.) Effective July 4, 2026, the Company terminated the Sales Agreement. No termination penalties were incurred, and no shares remain available for sale under the Sales Agreement.

Reverse Stock Split

On June 18, 2026, the Company’s stockholders approved a proposal granting the board authority to effect one or more reverse stock splits at a ratio between 1-for-2 and 1-for-50, with the aggregate of all such splits not to exceed 1-for-60, at any time on or before March 31, 2027. As of June 30, 2026, no reverse stock split had been effected, and accordingly no retrospective adjustment to shares or per-share amounts has been made.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Neo North Star Resources Merger Agreement

On May 20, 2026, the Company entered into an Agreement and Plan of Merger to acquire Neo North Star Resources, Inc., the holder of the Sarfartoq Rare Earth Element Project in Greenland. Total consideration is $35.0 million, consisting of $20.0 million in cash and $15.0 million in newly issued shares of the Company’s common stock. The closing of the transaction is subject to customary closing conditions, including the receipt of required Greenland governmental approval, and the agreement provides for a termination date of September 1, 2026. If the agreement is terminated as a result of the failure to obtain the required Greenland approval, the Company would be required to pay a termination fee of $1,000,000. As of June 30, 2026, the transaction had not closed, and no amount had been accrued with respect to the termination fee, as payment was not considered probable.

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

As of June 30, 2026, the closing price of the Company’s common stock was $0.26 per share, and the Company had not regained compliance with the Bid Price Rule. The compliance period remains open through September 14, 2026. On June 18, 2026, the Company’s stockholders approved a proposal granting the Board authority to effect one or more reverse stock splits (see Note 10 — Stockholders’ Equity), which the Company may effect, if necessary, in an effort to regain compliance with the Bid Price Rule. As of June 30, 2026, no reverse stock split had been effected. There can be no assurance that the Company will regain compliance within the compliance period, and failure to do so could result in the delisting of the Company’s common stock from Nasdaq, subject to the Company’s right to appeal to a Nasdaq Hearings Panel.

Purchase Commitments

In the ordinary course of business, the Company enters into agreements with vendors and service providers, including in connection with the exploration and evaluation of the Skaergaard Project. These arrangements are generally cancelable and do not contain material non-cancelable purchase obligations. As of June 30, 2026, the Company did not have any material non-cancelable purchase commitments that would require separate accrual or disclosure under applicable accounting guidance.

NOTE 12 — SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Historically, the Company operated as a single reporting segment, focused on developing essential medicines for the treatment of chronic diseases: cancer, cardiovascular, and neurodegenerative disorders. However, as a result of the asset acquisition that occurred during March of 2026, the Company now reports under two reportable segments: Biotech and Mining. Because the Mining segment was established in connection with that acquisition, comparative segment information for the three and six months ended June 30, 2025 reflects only the Biotech segment.

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

The following table reflects segment profit or loss, significant expense categories and other segment items regularly provided to the CODM when managing the Company’s reportable segments. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2026 and 2025 is included at the bottom of the tables below.

	For the Three Months Ended June 30,
	2026			2025
	Biotech	Mining	Total	Biotech	Total
Significant segment expenses
General and administrative(1)	$78,505	$499,437	$577,942	$729,572	$729,572
Research and development	400,536	-	400,536	238,700	238,700
Exploration and evaluation	-	561,030	561,030	-	-
Professional fees	726,341	3,226,093	3,952,434	924,580	924,580
Interest expense (income)	4,888	-	4,888	1,760,025	1,760,025
Other segment items	3,463	-	3,463	318,878	318,878
Total operating and segment expenses	$1,213,733	$4,286,560	$5,500,293	$3,971,755	$3,971,755

Reconciliation of net loss
Change in fair value of warrant liabilities			$(1,815,233)		121,476
Consolidated net loss			$3,685,060		$4,093,231

	For the Six Months Ended June 30,
	2026			2025
	Biotech	Mining	Total	Biotech	Total
Significant segment expenses
General and administrative(1)	$6,166,587	$623,684	$6,790,271	$1,579,854	$1,579,854
Research and development	721,807	-	721,807	238,700	238,700
Exploration and evaluation	-	561,030	561,030	-	-
Professional fees	3,496,522	3,434,601	6,931,123	1,661,266	1,661,266
Interest expense (income)	6,503	-	6,503	2,313,962	2,313,962
Impairment expense	2,045,253	-	2,045,253	-	-
Other segment items	(12,843)	-	(12,843)	425,470	425,470
Total operating and segment expenses	$12,423,829	$4,619,315	$17,043,143	$6,219,252	$6,219,252

Reconciliation of net loss
Change in fair value of warrant liabilities			499,120		107,961
Consolidated net loss			$17,542,263		$6,327,213

(1)	Excludes impairment of licenses and patents; includes share based compensation expense

Segment assets for Mining comprise intangible assets of $48.4 million as of June 30, 2026. Segment assets for Biotech comprise intangible assets of $0.2 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date these condensed consolidated financial statements were issued, and has determined that the following subsequent events exist:

At-the-Market Sales Agreement

Effective July 4, 2026, the Company terminated the Sales Agreement. No termination penalties were incurred, and no shares remain available for sale under the Sales Agreement.

SK-1300 Technical Summary Report

SLR Consulting (Canada) Ltd. completed and issued its Technical Report Summary (“TRS”), prepared in accordance with S-K 1300, for the Skaergaard precious and critical metals project in southeast Greenland, with an effective date of July 3, 2026.

Stockholder Rights Agreement

On July 21, 2026, the Company’s Board of Directors adopted a Stockholder Rights Agreement, dated July 22, 2026, between the Company and Continental Stock Transfer & Trust Company, as rights agent, and declared a dividend of one right for each outstanding share of common stock, payable August 7, 2026 to stockholders of record as of that date. Each right, once exercisable, entitles the holder to purchase one common share from the Company at an exercise price of $0.75, subject to customary anti-dilution adjustments. The rights are not exercisable and will not separate from the common stock until the earlier of (i) ten business days following public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock, or (ii) ten business days following commencement (or announcement of an intention to commence) a tender or exchange offer that would result in such ownership threshold being met, subject to certain exceptions. If a person or group becomes an acquiring person, each right (other than rights held by the acquiring person) entitles the holder to purchase common shares with a fair market value approximately equal to two times the exercise price, and the rights may also entitle holders to receive shares of an acquirer in certain merger or asset-sale scenarios. The rights are redeemable by the Board at $0.0001 per right at any time before a person or group becomes an acquiring person, and will expire on the earliest of July 22, 2027, redemption or exchange by the Board, or the date of the Company’s 2027 annual meeting if stockholder approval of the agreement is not obtained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Greenland Mines Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual events, performance or results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”), and the Company’s subsequent filings with the SEC. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview and Recent Developments

On March 4, 2026, we completed the acquisition of Greenland Mines Corp., resulting in a significant strategic transformation. Through the transaction, we acquired an indirect 80% interest in the Skaergaard Project, a large-scale mineral exploration asset located in southeast Greenland, and expanded our business to include mining operations. In connection with the transaction, on March 11, 2026, we changed our legal name from Klotho Neurosciences, Inc. to Greenland Mines Ltd, and our common stock and warrants began trading under the symbols “GRML” and “GRMLW” on the Nasdaq Capital Market effective March 12, 2026.

As a result of the acquisition, we operate through two reportable segments: (i) Biotech and (ii) Mining. Our Biotech segment continues to focus on research and development activities, and our Mining segment focuses on the exploration and development of mineral resources. This expansion represents a significant change in our business strategy and future capital allocation priorities.

Our Biotech segment is focused on the development of therapies for chronic and neurodegenerative diseases. Our biotechnology platform includes a gene therapy platform designed to deliver the “Klotho” protein for the treatment of neurodegenerative diseases, with our lead program, KLTO-202, targeting amyotrophic lateral sclerosis (ALS). We have not generated revenue from these programs, and our biotech activities consist principally of research and development and related licensing arrangements.

On May 20, 2026, we entered into an Agreement and Plan of Merger to acquire Neo North Star Resources, Inc., the holder of the Sarfartoq Rare Earth Element Project in southwest Greenland, from its stockholders, including Neo Performance Materials. Total consideration is $35.0 million, consisting of $20.0 million in cash and $15.0 million in newly issued shares of our common stock. The closing is subject to customary closing conditions, including receipt of required Greenland governmental approval. As of June 30, 2026, the transaction had not closed. See Note 11 to our condensed consolidated financial statements.

On June 22, 2026, we completed a share exchange with AnorTech Inc., issuing 12,400,000 shares of our common stock in exchange for common shares representing approximately 9.9% of AnorTech’s outstanding common stock, together with an option to acquire additional AnorTech shares. We recorded the investment at $3,682,800. See Note 6 to our condensed consolidated financial statements.

During the six months ended June 30, 2026, we advanced exploration and evaluation activities at the Skaergaard Project, including technical work directed at converting the existing mineral resource estimate to SEC Regulation S-K Subpart 1300 standards, 2026 drill planning, and preparation for summer field programs. Our mineral properties are non-producing and have not been demonstrated to contain mineral reserves as defined under Regulation S-K Subpart 1300, and we expense exploration and evaluation costs as incurred.

Our common stock remains subject to a Nasdaq minimum bid price deficiency, with a compliance period through September 14, 2026. On June 18, 2026, our stockholders approved authority for our Board of Directors to effect one or more reverse stock splits. See “Liquidity and Capital Resources.”

On June 23, 2026, our Audit Committee dismissed BCRG Group as our independent registered public accounting firm and approved the appointment of Simon & Edward LLP (“Simon & Edward”), following Simon & Edward’s acquisition of BCRG’s attest business. BCRG’s audit reports on our financial statements for the years ended December 31, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than the going-concern explanatory paragraph previously disclosed. During the years ended December 31, 2025 and 2024, and through June 23, 2026, there were no disagreements with BCRG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and no reportable events, other than the material weaknesses in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K. We did not consult with Simon & Edward on any accounting or auditing matters prior to its engagement.

Results of Operations

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues

The Company had no revenue for the three months ended June 30, 2026 and 2025.

Operating Expenses

Our operating expenses for the three months ended June 30, 2026 were approximately $5.5 million compared to approximately $1.9 million for the three months ended June 30, 2025, an increase of approximately $3.6 million, or 189.0%. The increase was primarily attributable to higher professional fees, continued research and development activities, and exploration and evaluation costs incurred following the acquisition of Greenland Mines Corp.

Professional fees increased by approximately $3.0 million, or 327.0%, to approximately $3.9 million for the three months ended June 30, 2026 from approximately $0.9 million for the three months ended June 30, 2025. The increase was primarily attributable to:

●	approximately $1.8 million of additional legal, accounting, consulting and advisory costs associated with public company reporting requirements, regulatory compliance matters and strategic initiatives;

●	approximately $0.8 million of professional services related to capital markets activities, financing transactions and investor relations initiatives; and

●	approximately $0.4 million of transaction support, technical consulting and mining-related professional services incurred following the acquisition of Greenland Mines Corp. and in connection with evaluating and advancing the Company’s mineral exploration activities.

General and administrative expenses decreased by approximately $0.2 million, or 21.0%, to approximately $578,000 for the three months ended June 30, 2026 from approximately $730,000 for the three months ended June 30, 2025. The decrease was primarily attributable to lower corporate overhead and administrative costs compared to the prior-year period, partially offset by payroll, insurance, travel and infrastructure costs associated with supporting the Company’s expanded operations following the Greenland Mines acquisition.

Research and development expenses increased by approximately $162,000, or 68%, to approximately $401,000 for the three months ended June 30, 2026 from approximately $239,000 for the three months ended June 30, 2025. The increase was primarily attributable to continued spending on the Company’s biotechnology programs, including scientific development efforts, third-party research activities and intellectual property development initiatives.

The research and development expenses by program for the three months ended June 30, 2026 and 2025 are as follows:

Program	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
KLTO-101 and KLTO-202	$231,377	$238,700
Klotho Clock	119,285	-
New Development	30,000	-
Other	19,874	-
Total	$400,536	$238,700

Exploration and evaluation expenses were approximately $561,000 for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025. The expenses were incurred following the acquisition of Greenland Mines Corp. and related primarily to exploration activities at the Skaergaard Project in Greenland. These expenditures consisted of drilling supplies, camp operations, logistics support, sample analysis, rentals and other field exploration activities.

The exploration and evaluation expenses by category were as follows:

Category	Three Months Ended June 30, 2026
Drilling Costs and Supplies	$197,780
Camp and Logistics	179,650
Assay and Sample Analysis	3,925
Equipment Rental - Mining	1,095
Other Exploration and Evaluation Activities	178,580
Total Exploration and Evaluation Expense	$561,030

The drilling costs and supplies category primarily consisted of drilling consumables, sample handling materials, field equipment and related exploration support costs. Camp and logistics costs consisted primarily of transportation, camp operations, accommodations, communications, field support and related logistics required to conduct exploration activities in Greenland. Assay and sample analysis costs consisted of laboratory testing and sample processing activities. Equipment rental costs related to specialized equipment utilized in exploration programs.

Net Loss

For the three months ended June 30, 2026, we incurred a net loss of $3,685,060 compared to a net loss of $4,093,231 for the three months ended June 30, 2025. The decrease in net loss was primarily due to decrease in professional fees, partially offset primarily by increases in interest expense, research and development efforts and general and administrative costs.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues

The Company had no revenue for the six months ended June 30, 2026 and 2025.

Operating Expenses

Our operating expenses for the six months ended June 30, 2026 were approximately $15.0 million compared to approximately $3.5 million for the six months ended June 30, 2025, an increase of approximately $11.5 million, or 331%. The increase was primarily attributable to increases in professional fees, general and administrative expenses, research and development expenses, and exploration and evaluation costs incurred following the acquisition of Greenland Mines Corp.

Professional fees increased by approximately $5.2 million, or 317%, to approximately $6.9 million for the six months ended June 30, 2026 from approximately $1.7 million for the six months ended June 30, 2025. The increase was primarily attributable to:

●	approximately $2.7 million of additional legal, accounting, consulting and advisory costs associated with public company reporting requirements, regulatory compliance matters and corporate governance activities;

●	approximately $1.7 million related to capital raising initiatives, financing activities, investor relations and strategic transactions; and

●	approximately $0.8 million related to technical, geological, engineering and other professional services incurred following the acquisition of Greenland Mines Corp. and in support of the Company’s mining operations and exploration activities.

General and administrative expenses increased by approximately $5.2 million, or 330%, to approximately $6.8 million for the six months ended June 30, 2026 from approximately $1.6 million for the six months ended June 30, 2025. The increase was primarily attributable to:

●	approximately $4.2 million of higher share-based compensation expense associated with equity awards granted to employees, directors, officers and consultants;

●	approximately $0.6 million of additional payroll, insurance, investor relations and corporate infrastructure costs incurred following the Greenland Mines acquisition; and

●	approximately $0.4 million of increased public company operating expenses, including compliance, governance, administrative support, travel and other corporate expenses.

In addition, during the six months ended June 30, 2026, the Company incurred transaction-related compensation and other expenses associated with the completion of the Greenland Mines merger and expansion of its corporate infrastructure following the transaction.

Research and development expenses increased by approximately $483,000, or 202%, to approximately $722,000 for the six months ended June 30, 2026 from approximately $239,000 for the six months ended June 30, 2025. The increase was primarily attributable to scientific and clinical development activities, including engagements with third-party research institutions and consultants supporting the Company’s biotechnology programs.

The research and development expenses by program are as follows:

Program	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
KLTO-101 and KLTO-202	$442,898	$238,700
Klotho Clock	167,285	-
New Development	91,750	-
Other	19,874	-
Total	$721,807	$238,700

The Company expects research and development expenses to continue to represent a significant component of operating expenses as development of its biotechnology programs continues.

Exploration and evaluation expenses were approximately $561,000 for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025. These expenses were incurred following the acquisition of Greenland Mines Corp. and were associated with exploration activities at the Skaergaard Project in Greenland. Exploration and evaluation costs primarily consisted of drilling supplies, camp operations, logistics support, sample analysis, equipment rentals and other field exploration activities.

The exploration and evaluation expenses by category were as follows:

Category	Six Months Ended June 30, 2026
Drilling Costs and Supplies	$197,780
Camp and Logistics	179,650
Assay and Sample Analysis	3,925
Equipment Rental - Mining	1,095
Other Exploration and Evaluation Activities	178,580
Total Exploration and Evaluation Expense	$561,030

The drilling costs and supplies category primarily consisted of drilling consumables, sample handling materials, field equipment and related exploration support costs. Camp and logistics costs primarily consisted of transportation, accommodations, communication services, field support and site logistics required to conduct exploration activities in Greenland. Assay and sample analysis costs represented laboratory testing and sample processing activities, while equipment rental costs related to specialized equipment utilized during exploration programs.

Total other expense was approximately $2.6 million for the six months ended June 30, 2026 compared to approximately $2.8 million for the six months ended June 30, 2025, a decrease in net expense of approximately $0.3 million or 9%. The decrease was primarily attributable to a reduction in interest expense of approximately $2.3 million, partially offset by a $2.0 million impairment charge recognized during the six months ended June 30, 2026 related to certain generic drug licenses and a change in the fair value of derivative liabilities.

Net Loss

For the six months ended June 30, 2026, we incurred a net loss of $17,542,263 compared to a net loss of $6,327,213 for the six months ended June 30, 2025. The increase was primarily attributable to higher operating expenses associated with professional fees, stock-based compensation, research and development activities and exploration and evaluation activities following the Greenland Mines acquisition, partially offset by lower interest expense.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(11,825,021)	$(3,491,178)
Net cash used in investing activities	(794,004)	-
Net cash provided by financing activities	14,786,767	11,858,383
Net increase in cash and cash equivalents	$2,167,742	$8,367,205
Cash, beginning of year	7,176,615	63,741
Cash, end of year	$9,344,357	$8,430,946

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $11,825,021, compared to $3,491,178 for the six months ended June 30, 2025. The increase primarily reflects a higher level of operating expenditures, including transaction-related payments, marketing and investor-awareness expenses, exploration and evaluation activities at the Skaergaard Project, and ongoing public company costs. These outflows were partially offset by non-cash charges, including share-based compensation, impairment of intangible assets, and the change in fair value of warrant liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $794,004, compared to $0 for the six months ended June 30, 2025. Cash used in investing activities during 2026 is attributable to our acquisition of mineral exploration rights and exploratory licenses as well as capital expenditures for property and equipment regarding the exploration activities in Greenland. Our June 2026 share exchange with AnorTech Inc. was a non-cash transaction, settled through the issuance of our common stock, and accordingly is excluded from investing activities and presented as a supplemental non-cash disclosure.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $14,786,767, consisting primarily of approximately $7.75 million of gross proceeds from our March 2026 private placement, $3.75 million of gross proceeds from our June 2026 private placement, approximately $2.66 million of gross proceeds from sales under our at-the-market sales agreement, $412,329 from the settlement of shares under the forward purchase agreement, note payable of approximately $298,000 to related parties, and $1,745 proceeds from the exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2025 was $11,858,383, which consisted of $11,394,218 of net proceeds from sales of common stock and warrants, $2,150,000 of net proceeds from convertible promissory notes, $500,000 from stock subscriptions, $500,000 from the sale of Preferred B shares, and $140,572 from the settlement of shares under the forward purchase agreement, partially offset by $2,730,182 of payments on notes payable, $40,225 of payments on financed director and officer insurance, and $25,000 of deferred financing costs.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had cash and cash equivalents of $9.3 million and net working capital of $11.0 million.

We have incurred, and expect to continue to incur, significant professional costs to remain a publicly traded company, and we expect to incur significant costs in connection with our exploration and evaluation activities at the Skaergaard Project.

Our pending acquisition of Neo North Star Resources, Inc. requires $20.0 million of cash consideration payable at closing, together with $15.0 million payable in newly issued shares of our common stock. Our cash and cash equivalents on hand are not sufficient to fund the cash portion of that consideration, and completing the acquisition will require us to obtain additional financing. The merger agreement provides for a termination date of September 1, 2026, and if the agreement is terminated as a result of a failure to obtain the required Greenland governmental approval, we would be obligated to pay a termination fee of $1.0 million. There can be no assurance that we will obtain financing on acceptable terms, or at all.

Effective July 4, 2026, subsequent to the end of the period, we terminated our At-the-Market Sales Agreement with A.G.P./Alliance Global Partners. No termination penalties were incurred, and no shares remain available for sale under the Sales Agreement. As a result, the at-the-market program, under which we sold 9,890,100 shares for gross proceeds of approximately $2.66 million during the six months ended June 30, 2026, is no longer available to us as a source of liquidity.

The accompanying condensed consolidated financial statements have been prepared as if we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2026, we had cash and cash equivalents of approximately $9 million and an accumulated deficit of approximately $39 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Without additional funding, there is substantial doubt about our ability to continue as a going concern for twelve months from the date these financial statements are issued.

Nasdaq Continued Listing, Minimum Bid Price

Our common stock is listed on the Nasdaq Capital Market under the symbol “GRML.” On September 19, 2025, we (then Klotho Neurosciences, Inc.) received a notification letter from Nasdaq indicating that we were not in compliance with the $1.00 minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2), because our common stock had closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially provided 180 calendar days, or until March 18, 2026, to regain compliance. On March 19, 2026, Nasdaq granted us a second 180-calendar-day compliance period, through September 14, 2026. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period.

As of June 30, 2026, the closing price of our common stock was $0.26 per share, and we had not regained compliance. At a special meeting held on June 18, 2026, our stockholders approved a proposal authorizing our Board of Directors to effect one or more reverse stock splits of our outstanding common stock at a ratio of between 1-for-2 and 1-for-50, at the Board’s discretion at any time on or before March 31, 2027, provided that the aggregate ratio of all such reverse stock splits does not exceed 1-for-60. We intend to effect a reverse stock split, if necessary, to increase the per-share market price of our common stock in an effort to satisfy the minimum bid price requirement. As of the date of this report, our Board of Directors had not determined the ratio or effective date of any reverse stock split.

There can be no assurance that we will regain compliance with the minimum bid price requirement by September 14, 2026, or that a reverse stock split, if effected, will result in a per-share price increase sufficient to regain and maintain compliance. If we do not regain compliance, our common stock will be subject to delisting from Nasdaq, subject to our right to appeal to a Nasdaq Hearings Panel. A delisting would likely reduce the liquidity and market price of our common stock and could further impair our ability to raise capital, particularly following the termination of our at-the-market sales agreement.

We have no obligations, assets, or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of expenses during the reporting period. We base our estimates on historical experience and on other assumptions we believe are reasonable under the circumstances, and actual results could differ materially from those estimates.

Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2025. As a result of the transactions completed during the six months ended June 30, 2026, the following estimates involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition and results of operations.

Fair value of acquired mineral exploration rights and Series C Preferred Stock

In connection with our March 2026 acquisition of Greenland Mines Corp., which we accounted for as an asset acquisition under ASC 805-50, we measured the consideration transferred, principally 47,940 shares of Series C Preferred Stock, at a fair value of $47.9 million, and allocated total acquisition costs of $48.4 million to the acquired mineral exploration rights and exploration licenses. Fair value was determined using a combination of discounted cash flow and market-based methods, with significant unobservable inputs including projected future cash flows based on expected mineral production, commodity price assumptions, and discount rates. These inputs are classified within Level 3 of the fair value hierarchy, and different assumptions could have produced a materially different carrying value.

Impairment of long-lived and intangible assets

We assess our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the six months ended June 30, 2026, we recognized impairment expense of $2,045,253 related to certain biotech licenses. Our mineral exploration rights and exploration licenses of $48.4 million are early-stage exploration assets that are not yet ready for their intended use and are not amortized. Their recoverability depends on future exploration success, the availability of financing, regulatory approvals, and the establishment of economically recoverable reserves, none of which is assured, and a change in these judgments could result in a material impairment charge.

Fair value of warrant liabilities

We measure our warrant liabilities at fair value on a recurring basis using a Black-Scholes option pricing model with significant unobservable (Level 3) inputs, including expected volatility and expected life. Changes in these inputs and in our share price can produce material changes in fair value that are recognized in earnings.

Investment in equity securities

Our investment in AnorTech Inc. does not have a readily determinable fair value, and we have elected the measurement alternative under ASC 321, carrying the investment at cost less impairment, adjusted for observable price changes. Determining whether an observable price change has occurred in an orderly transaction, and whether the investment is impaired, requires significant judgment, particularly given the contractual lock-up on the shares and the limited trading in AnorTech’s securities.

Going concern

Our assessment of our ability to continue as a going concern requires significant judgment regarding forecasted cash flows and the availability of future financing. See “Liquidity, Capital Resources and Going Concern.”

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common stock less attractive, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified material weaknesses relating to inadequate accounting resources, a lack of segregation of duties, and the need for a stronger internal control environment. Management believes these material weaknesses are attributable to the small size of our accounting staff. The small size of our outsourced accounting staff may prevent us from implementing adequate controls in the future due to the cost and benefit of such remediation.

To mitigate our currently limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, together with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within our internal control framework.

These material weaknesses could result in a misstatement of account balances such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. In light of these material weaknesses, we have undertaken the following remediation activities:

●	Conducted a risk assessment to identify gaps in internal controls over financial reporting

●	Enhanced existing controls and implemented new controls as needed to address control gaps

●	Tested key controls to verify operating effectiveness

●	Documented narratives detailing enhanced processes and controls

These remediation efforts are ongoing, and the material weaknesses described above had not been fully remediated as of June 30, 2026. Notwithstanding the material weaknesses, management believes that our condensed consolidated financial statements for the three and six months ended June 30, 2026 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
19.1***	Klotho Neurosciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed by Klotho Neurosciences, Inc.’s on Form 10-Q filed with the SEC on November 19, 2024).
23.1*	Consent of Qualified Person regarding SK-1300 Technical Report Summary
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1*	S-K 1300 Technical Report Summary for Skaergaard Project, part of Greenland Mines Ltd. as of July 3, 2026
97.1***	Clawback policy (incorporated by reference to Exhibit 97.1 filed by Redwoods on Form 10-K filed by the Registrant on April 17, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLAND MINES LTD

Date: August 17, 2026	By:	/s/ Joseph A. Sinkule
	Name:	Joseph A. Sinkule
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ Jeffrey LeBlanc
	Name:	Jeffrey LeBlanc
	Title:	Chief Financial Officer (Principal Accounting Officer)